Form 10-Q
period 1999-06-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 1999-08-13
CIK 1067797

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1999             COMMISSION FILE NUMBER: 0-26273


                       PRIMUS KNOWLEDGE SOLUTIONS, INC.

            (Exact name of Registrant as specified in its charter)

          WASHINGTON                                             91-1350484
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         1601 Fifth Avenue, Suite 1900
                           Seattle, Washington 98101
                   (Address of principal executive offices)

                                (206) 292-1000
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [ ] No [X]

     As of August 10, 1999, there were 14,304,092 shares of the Registrant's Common Stock outstanding.

                       Primus Knowledge Solutions, Inc.
                                   Form 10-Q
                                 June, 30 1999

                                     INDEX



PART I.   FINANCIAL INFORMATION                                                                                                 PAGE
                                                                                                                                ----
ITEM 1.   Consolidated Financial Statements

          .    Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999.........................................     3

          .    Consolidated Statements of Operations for the three and six months
               ended June 30, 1998 and 1999..................................................................................     4

          .    Consolidated Statement of Shareholders' Equity (Deficit) for the three month periods
               ended March 31, 1999 and June 30, 1999........................................................................     5

          .    Consolidated Statement of Cash Flows for the six months
               ended June 30, 1998 and June 30, 1999.........................................................................     6

          .    Notes to Consolidated Financial Statements....................................................................     7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............................    10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.........................................................    24


PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds..........................................................................    24

ITEM 4.   Submission of Matters to a Vote of Security Holders................................................................    25

ITEM 5.   Other Information..................................................................................................    25

ITEM 6.   Exhibits and Reports on Form 8-K...................................................................................    25

PART I.   FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                           December 31, 1998   June 30, 1999
                                                                           -----------------   -------------
                                                                                               (unaudited)
                         ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                           $  2,583        $  3,477
Securities available-for-sale                                                          2,833             804
Accounts receivable, net of reserves of $371 at December 31, 1998
  and June 30, 1999                                                                    4,999           3,553
Prepaid royalties and other current assets                                               473             416
                                                                                    --------        --------
     Total current assets                                                             10,888           8,250
Property and equipment, net                                                            1,914           2,034
Deferred charges and other assets                                                        885           1,313
                                                                                    --------        --------
TOTAL ASSETS                                                                        $ 13,687        $ 11,597
                                                                                    ========        ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, trade                                                             $  1,143        $  1,585
Accrued liabilities                                                                    1,096           1,206
Compensation-related accruals                                                          1,388           1,431
Long-term debt, current portion                                                          444             637
Obligations under capital leases, current                                                 28              29
Deferred revenue                                                                       7,605           6,653
                                                                                    --------        --------
     Total current liabilities                                                        11,704          11,541
                                                                                    --------        --------
NONCURRENT LIABILITIES
Obligations under capital leases, net of current                                          54              39
Long-term debt, net of current                                                         1,019           1,076
Redeemable convertible preferred stock                                                23,157          23,589
Commitments                                                                               --              --

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value                                                          1               1
Common stock, $.025 par value                                                            107             113
Additional paid-in-capital                                                             9,184          10,287
Accumulated deficit                                                                  (31,538)        (35,037)
Accumulated other comprehensive loss                                                      (1)            (12)
                                                                                    --------        --------
     Total shareholders' equity (deficit)                                            (22,247)        (24,648)
                                                                                    --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                $ 13,687        $ 11,597
                                                                                    ========        ========


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                     -----------------------------  ---------------------------
                                                          1998           1999           1998           1999
                                                     --------------  -------------  -------------  ------------
Revenues, net:
     License                                            $    1,231     $    4,268     $    2,179    $    7,169
     Services                                                  592          1,363          1,009         2,373
                                                        ----------     ----------     ----------    ----------
          Total revenues                                     1,823          5,631          3,188         9,542
                                                        ----------     ----------     ----------    ----------
Cost of revenues:
     License                                                    36            298             56           443
     Services                                                  483            993          1,001         1,783
                                                        ----------     ----------     ----------    ----------
     Total cost of revenues                                    519          1,291          1,057         2,226
                                                        ----------     ----------     ----------    ----------
Gross profit                                                 1,304          4,340          2,131         7,316

Operating expenses:
     Sales and marketing                                     2,056          3,706          3,324         6,582
     Research and development                                  934          1,106          1,647         2,171
     General and administrative                                569            968          1,029         1,847
                                                        ----------     ----------     ----------    ----------
     Total operating expenses                                3,559          5,780          6,000        10,600
                                                        ----------     ----------     ----------    ----------
Loss from operations                                        (2,255)        (1,440)        (3,869)       (3,284)
Interest income                                                 --             74             37           122
Interest expense                                               (41)           (97)           (90)         (137)
                                                        ----------     ----------     ----------    ----------
Loss before income taxes                                    (2,296)        (1,463)        (3,922)       (3,299)
Income tax provision                                            --           (173)            --          (200)
                                                        ----------     ----------     ----------    ----------
Net loss                                                    (2,296)        (1,636)        (3,922)       (3,499)
Preferred stock accretion                                      (80)          (216)          (159)         (432)
                                                        ----------     ----------     ----------    ----------
Loss available to common shareholders                   $   (2,376)    $   (1,852)    $   (4,081)   $   (3,931)
                                                        ==========     ==========     ==========    ==========

Loss per share
     Basic and diluted                                      $(0.61)        $(0.41)        $(1.04)        $(.89)
                                                        ==========     ==========     ==========    ==========

     Pro forma basic and diluted                            $(0.32)        $(0.17)         $(.54)        $(.37)
                                                        ==========     ==========     ==========    ==========

Shares used in the calculation of loss per share:
     Basic and diluted                                   3,913,104      4,474,248      3,908,055     4,393,789
                                                        ==========     ==========     ==========    ==========

     Pro forma basic and diluted                         7,246,437      9,440,914      7,241,388     9,360,455
                                                        ==========     ==========     ==========    ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

                                                                           Accumulated                                   Total
                              Preferred Stock          Common Stock         Additional     Other                      Shareholders'
                             ------------------  ------------------------    Paid-in     Comprehen-     Accumulated     Equity
                             Shares   Par Value     Shares      Par Value    Capital     sive Income     Deficit       (Deficit)
                             -------  ---------  -------------  ---------  ------------  ------------  ------------  --------------
Balance at December 31,
  1998                       500,000      $ 1     4,283,141       $ 107      $ 9,184        $  (1)       $(31,538)      $(22,247)
Exercise of stock options         --       --       105,378           3          833           --              --            836
Repurchase of common stock        --       --       (12,500)         --         (103)          --              --           (103)
Sale of common stock              --       --        92,728           2          276           --              --            278
Preferred stock accretion         --       --            --          --         (215)          --              --           (215)
Comprehensive loss:
     Foreign currency
       translation loss           --       --            --          --          --            (4)             --             --
     Net loss                     --       --            --          --          --            --          (1,863)            --
Total comprehensive loss          --       --            --          --          --            --              --         (1,867)
                             -------  ---------  -------------  ---------  ------------  ------------  ------------  --------------
Balance at March 31, 1999    500,000        1     4,468,747         112       9,975            (5)        (33,401)       (23,318)
Exercise of stock options         --       --        10,276          --          30            --              --             30
Exercise of stock  warrants       --       --        47,719           1         131            --              --            132
Stock, stock options and
  warrants issued in exchange
  for services                    --       --        19,700          --         367            --              --            367
Preferred stock accretion         --       --            --          --        (216)           --              --           (216)
Comprehensive loss:
     Foreign currency
       translation loss           --       --            --          --          --            (7)             --             --
     Net loss                     --       --            --          --          --            --          (1,636)            --
Total comprehensive loss          --       --            --          --          --            --              --         (1,643)
                             -------  ---------  -------------  ---------  ------------  ------------  ------------  --------------
Balance at June 30, 1999     500,000      $ 1     4,546,442       $ 113     $10,287         $ (12)       $(35,037)      $(24,648)
                             =======  =========  =============  =========  ============  ============  ============  ==============

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                  ---------------------------
                                                                                      1998           1999
                                                                                  -------------  ------------
OPERATING ACTIVITIES
Net loss                                                                          $(3,922)      $(3,499)
Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash option and warrant expense                                               --           367
     Depreciation and amortization                                                    199           301
Changes in assets and liabilities:
     Accounts receivable                                                             (795)        2,046
     Prepaid royalties and other current assets                                      (300)           57
     Deferred charges and other assets                                                 (1)       (1,028)
     Accounts payable, trade                                                          288           443
     Accrued liabilities                                                               21           110
     Compensation-related accruals                                                    106            43
     Deferred revenue                                                                 619          (952)
                                                                                  -------------  ------------
Net cash used in operating activities                                              (3,785)       (2,112)
                                                                                  -------------  ------------
INVESTING ACTIVITIES
Purchases of securities available-for-sale                                             --        (1,780)
Proceeds from maturity of securities available for sale                               610         3,809
Equipment purchases                                                                  (483)         (420)
                                                                                  -------------  ------------
Net cash provided by investing activities                                             127         1,609
                                                                                  -------------  ------------
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                            4,892           465
Repayments on long-term debt                                                       (1,345)         (215)
Principal payments on capital lease obligations                                        29           (14)
Proceeds from issuance of common stock, net                                            68         1,143
Repurchase of common stock                                                             --          (103)
Proceeds from exercise of stock warrants                                               --           132
                                                                                  -------------  ------------
Net cash provided by financing activities                                           3,644         1,408
Translation adjustment                                                                 --           (11)
                                                                                  -------------  ------------
Net increase (decrease) in cash and cash equivalents                                  (14)          894
Cash and cash equivalents at beginning of period                                      711         2,583
                                                                                  -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   697       $ 3,477
                                                                                  =============  ============

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(Unaudited)

NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

     Primus Knowledge Solutions, Inc. (Primus or the Company) is a leading provider of Web-based problem-resolution software for customer support and self-service, which enables businesses to capture problem-resolution information, solve customer problems, reuse solutions stored in the knowledge base and share captured knowledge throughout the extended enterprise. Sales are primarily generated through a domestic and European field sales organization. Products sold domestically and internationally are developed by the Company at its Seattle headquarters. We were incorporated in the state of Washington in 1986.

Unaudited Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1998, included in our prospectus, dated June 30, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants and was later amended by Statement of Position 98-4 ("SOP 98-4"). The Company adopted SOP 97-2 effective January 1, 1998. The Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. However, full implementation guidelines for these standards have not yet been issued. Once available, such implementation guidance could lead to unanticipated changes in current revenue accounting practices, and such changes could materially adversely affect the timing of the Company's future revenues and earnings. Additionally, the AICPA recently issued SOP 98-9, which provides certain amendments to SOP 97-2, which is effective for transactions entered into beginning January 1, 2000. This pronouncement is not expected to materially impact the Company's revenue recognition practices.

     The Company generates revenues through two sources: (1) software license revenues and (2) service revenues. Software license revenues are generated from licensing the rights to use the Company's products directly to end-users and indirectly through resellers. Service revenues are generated from sales of maintenance services, consulting services, and training services performed for customers that license the Company's products.

     Revenues from software license agreements are recognized over the software implementation period (if sold with initial implementation services) or upon delivery of software (if sold without implementation services) if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. At the current stage of the Company's development, due to the relatively recent introduction of the Company's product line, in an attempt to ensure customer satisfaction while building market share, the limited number of installations of the Company's products to date and the limited number of third-party vendors that currently provide implementation services to the Company's users, the Company has concluded that the implementation services are, as a practical matter, essential to the software in initial software arrangements where we provide implementation services. As such, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage- of-completion is measured by the percentage of implementation hours incurred to date to estimated total implementation hours. This method is used because management considers expended hours to be the best measure of progress on these engagements.

     Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. Sublicense fees are recognized when reported by the reseller upon relicensing of the Company's product to end users. The Company's agreements with its customers and resellers do not contain product return rights.

     Revenues from maintenance services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-material basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. In cases where license fee payments are contingent on the acceptance of services, the Company defers recognition of revenues from both the license and the service elements until the acceptance criteria are met.

NOTE 3.   EARNINGS PER SHARE

     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Pro forma basic and diluted net loss per share is computed using the weighted average number of shares used for basic and diluted per share amounts and the weighted average convertible redeemable preferred stock outstanding as if such shares were converted to common stock at the time of issuance.

                                                     Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                         -----------               -----------
                                                     1998         1999         1998         1999
                                                  -----------  -----------  -----------  -----------
                                                        (In thousands, except per share data)
Net loss (A)                                      $   (2,296)  $   (1,636)  $   (3,922)  $   (3,499)
Preferred stock accretion                                (80)        (216)        (159)        (432)
                                                  -----------  -----------  -----------  -----------
Loss available to common
  shareholders (B)                                 $   (2,376)  $   (1,852)  $   (4,081)  $   (3,931)
                                                  ===========  ===========  ===========  ===========
Weighted-average number
  of common shares (C)                              3,913,104    4,474,248    3,908,055    4,393,789
                                                  ===========  ===========  ===========  ===========
Pro forma adjustment for
  convertible preferred stock                       3,333,333    4,966,666    3,333,333    4,966,666
                                                  -----------  -----------  -----------  -----------
Pro forma weighted-
  average shares (D)                                7,246,437    9,440,914    7,241,388    9,360,455
                                                  ===========  ===========  ===========  ===========
Loss per share:
     Basic and diluted (B)/(C)                     $     (.61)  $     (.41)  $    (1.04)  $     (.89)
     Pro forma basic and diluted (A)/(D)           $     (.32)  $     (.17)  $     (.54)  $     (.37)

     Outstanding warrant and stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share because their effect was antidilutive.

NOTE 4.   SUBSEQUENT EVENT

     In July 1999, the Company issued 4,622,500 shares of its common stock (including 622,500 shares issued upon the exercise of the underwriters' over allotment option) at an initial public offering price of $11.00 per share. The net proceeds to the Company from the offering were approximately $46.2 million. Concurrent with the IPO, all outstanding shares of preferred stock were converted into 4,966,666 shares of common stock and proceeds of $272,000 were received from the exercise of warrants to purchase 66,389 shares of common stock at a weighted-average exercise price of $4.10 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

     This document contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors That May Affect Results Of Operations and Financial Condition," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Prospectus, dated June 30, 1999, a copy of which is on file at the Securities and Exchange Commission. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and carefully consider the various disclosures made by the Company in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk and factors that may affect our business.

OVERVIEW

     Our predecessor, Symbologic Corporation, incorporated in October 1986 in the state of Washington and initially focused on a software development tool for creation of systems to gather organizational expertise. In 1993, we licensed that product line to another company and founded the Customer Support Consortium, a consortium of leading software and hardware companies focused on advancing customer-support strategies, models and standards. From 1993 to 1995, we directed our attention to customer-support products and began developing our SolutionSeries products. In 1995, we changed our name to Primus and released SolutionBuilder, our first SolutionSeries product. We launched our first Web-based products, SolutionPublisher and SolutionExplorer, in 1996 and the end of 1997, respectively. In 1997, we also divested our interest in the Customer Support Consortium in conjunction with its transition to an independent nonprofit entity.

     Our revenues, which consist of software license revenues and related client services revenues, totaled $3.2 million and $9.5 million for the six months ended June 30, 1998 and 1999, respectively. For the foreseeable future, we expect that substantially all of our revenues will continue to be derived from our SolutionSeries product family and related services. Our customers generally license a full suite of our products. We have not experienced a decline in revenues with respect to any one product as a result of product upgrades provided under our support and maintenance agreements. We market our software and services through our direct sales organization in the United States and the United Kingdom. In Japan, Primus KK, a Japanese joint venture in which we hold a 14.3% minority interest, distributes our products. Our international sales constituted 15% and 20% of our revenues for the first half of 1998 and 1999, respectively. We believe that international revenues, as a percentage of our total revenues, will vary substantially on a quarterly basis for the foreseeable future.

     We price our software licenses based on the number of servers, users and/or concurrent users. From time to time, we grant discounts to customers with large installations or who license several SolutionSeries products concurrently.

     Our service revenues consist of consulting, training and maintenance and support fees. We provide consulting and training services relating to our products on a time-and-materials basis under installation services agreements with our customers. We provide maintenance and support services to our customers under renewable one-year maintenance and support agreements, which we price as a percentage of our license fees.

     Before 1998, we recognized software license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1. Beginning in 1998, we have recognized software license revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," and related amendment and interpretations contained in the AICPA's Statement of Position 98-4. We typically recognize software license revenues over the software implementation period if:

     .    we have signed a noncancellable license agreement with a customer

     .    we have shipped the software

     .    the fee is fixed and determinable

     . there is sufficient vendor-specific objective evidence to support allocation of the total fee to all elements of multiple-element arrangements

     .    the fee is collectible

     We currently recognize license revenue over the implementation period if implementation services are included in the original license arrangement. As a result, even where we have a signed license agreement for the purchase of our software and have shipped the software, license revenue recognition depends on whether we have begun implementation. At the current stage of our development, due to the relatively recent introduction of our product line, our desire to ensure customer satisfaction while we seek to build market share, the limited number of installations of our products to date and the limited number of third-party vendors that currently provide implementation services to our users, we have concluded that the implementation services are, as a practical matter, essential to the software in initial software arrangements where we provide implementation services. As such, we recognize revenue for these arrangements following the percentage-of-completion method over the implementation period. Once our recently introduced product line has a greater number of completed installations and we have established a network of third party vendors providing implementation services we will reassess our revenue recognition policy to determine if our policy should be changed to begin recognizing revenue from initial license arrangements upon shipping the software. On the other hand, for license agreements under which we have no implementation responsibility, we generally recognize revenue from the agreement upon shipping the software, which we typically accomplish shortly after signing a license agreement.

     For new users, we typically agree to implement our software. Conversely, examples of situations under which we have no implementation responsibility would include a license agreement to add users for an existing customer or a license agreement with a new customer who is using an outside implementation service provider or is relying on its own internal implementation services. Most of our new customers begin implementation within 30 to 60 days of signing a license agreement. Once commenced, implementation of our products typically ranges from 60 to 90 days. We can't, however, guarantee that customers will begin implementation or that we will always be able to implement our software within those time periods.

     We enter into reseller arrangements that typically provide for sublicense fees payable to us based on a percentage of our list price. We recognize sublicense fees as they are reported by the reseller when it relicenses our products to users of our products.

     We believe our current revenue-recognition policies and practices are consistent with applicable AICPA accounting pronouncements; however, the AICPA has not issued full interpretation guidelines for its latest standards yet. We might find it necessary to change our current revenue accounting practices once the AICPA issues its interpretation guidance. Any changes in revenue-recognition policies could result in substantial changes in the timing of our future revenues and earnings. The AICPA recently issued its Statement of Position 98-9, which provides certain amendments to its Statement of Position 97-2 and is effective for transactions entered into beginning January 1, 2000. We do not expect implementation of this latest AICPA pronouncement to materially impact our revenue recognition practices.

     Since 1992, we have invested heavily in product development and in building our sales, marketing and client services organizations. From November 1997 through June 1999, we made a strategic investment in building our executive management team to help us execute our long-term growth strategy. The number of our full-time employees increased from 108 as of June 30, 1998, to 154 as of June 30, 1999, representing an increase of 43% We have incurred quarterly net losses since inception, and as of June 30, 1999, had an accumulated deficit of $35 million. We anticipate that our operating expenses will continue to increase substantially for the foreseeable future as we continue to expand our product development, sales and marketing and client- services staff.

     We believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as indicative of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. There can be no assurance we will be successful in addressing such risks and difficulties. In addition, although we have experienced significant revenue growth recently, this trend may not continue. In addition, we may not achieve or maintain profitability in the future.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

     The following table sets forth certain financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 1998 and 1999 are not necessarily indicative of the results that may be expected for any future period.

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                         -----------------------------  ---------------------------
                                              1998           1999           1998           1999
                                         --------------  -------------  -------------  ------------
Revenues, net:
     Licenses                                 67.5%          75.8%          68.4%         75.1%
     Services                                 32.5           24.2           31.6          24.9
                                         --------------  -------------  -------------  ------------
     Total revenues                          100.0          100.0          100.0         100.0
                                         --------------  -------------  -------------  ------------
Cost of revenues:
     Licenses                                  2.0            5.3            1.8           4.6
     Services                                 26.5           17.6           31.4          18.7
                                         --------------  -------------  -------------  ------------
     Total cost of revenues                   28.5           22.9           33.2          23.3
                                         --------------  -------------  -------------  ------------
Gross margin                                  71.5           77.1           66.8          76.7
                                         --------------  -------------  -------------  ------------
Operating expenses:
     Sales and marketing                     112.8           65.8          104.3          69.0
     Research and development                 51.2           19.6           51.7          22.8
     General and administrative               31.2           17.2           32.2          19.3
                                         --------------  -------------  -------------  ------------
     Total operating expenses                195.2          102.6          188.2         111.1
                                         --------------  -------------  -------------  ------------
Loss from operations                        (123.7)         (25.5)        (121.4)        (34.4)
Interest income                                 --            1.3            1.2           1.3
Interest expense                              (2.2)          (1.7)          (2.8)         (1.4)
                                         --------------  -------------  -------------  ------------
Loss before income taxes                    (125.9)         (25.9)        (123.0)        (34.5)
Income tax provision                            --           (3.1)            --          (2.1)
                                         --------------  -------------  -------------  ------------
Net loss                                    (125.9)%        (29.0)%       (123.0)%       (36.6)%
                                         ==============  =============  =============  ============

Revenues

     We derive our revenues from the sale of software products and related services including support and maintenance contracts. Revenues were $1.8 million and $5.6 million for the three months ended June 30, 1998 and 1999, respectively, representing an increase in the second quarter of 1999 of $3.8 million or 209% over the comparable quarter of the prior year. Revenues were $3.2 million and $9.5 million for the six months ended June 30, 1998 and 1999, respectively, representing an increase of $6.3 million or 199% over the comparable prior year period. We had two customers, Micron Electronics and RCN, which represented greater than 10% of revenues in the second quarter of 1999 as compared to three customers in the second quarter of 1998. For the first half of 1999, three customers, Fujitsu, Novell and RCN, represented greater than 10% of revenues as compared to two customers in the first half of 1998.

     License Revenue. License revenues were $1.2 million and $4.3 million for the three months ended June 30, 1998 and 1999, respectively, representing an increase in the second quarter of 1999 of $3.1 million or 247% over the comparable quarter of the prior year. The increase was due to increases in both the size and productivity of the sales force and increased sales of our web-based products, SolutionPublisher and SolutionExplorer. Sales personnel totaled 27 and 51 as of June 30, 1998 and 1999, respectively. License revenues derived from our web-based products were $591,000 and $2.7 million for the second quarters of 1998 and 1999, respectively. License revenues were $2.2 million and $7.2 million for the six months ended June 30, 1998 and 1999, respectively, representing an increase of $5.0 million or 229% over the comparable prior year period. The year-over-year increase was primarily a result of increased sales of our web-based products. The increase in license revenue from these products was approximately $3.3 million during this period. The remaining license revenue increase was as a result of increased SolutionBuilder sales and increased sales personnel headcount.

     Service Revenue. Service revenues were $592,000 and $1.4 million for the three months ended June 30, 1998 and 1999, respectively, representing an increase in the second quarter of 1999 of $771,000, or 130%, over the comparable quarter of the prior year. Maintenance and support contract revenues and consulting fees increased $530,000 and $240,000, respectively, in the second quarter of 1999 over the comparable quarter of the prior year. Service revenues were $1.0 million and $2.4 million for the six months ended June 30, 1998 and 1999, respectively, representing an increase of $1.4 million or 135% over the comparable prior year period. Maintenance and support contract revenues and consulting fees increased $925,000 and $440,000, respectively, during this period. Service revenues represented 32% and 25% of our total revenues for the six months ended June 30, 1998 and 1999, respectively. We expect the proportion of service revenues to total revenues to fluctuate in the future, depending in part on use of third-party consulting and implementation service providers.

Cost of Revenues

     Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to media and duplication for our products and manuals. Cost of license revenues were $36,000 and $298,000 for the three months ended June 30, 1998 and 1999, respectively, and $56,000 and $443,000 for the six months ended June 30, 1998 and 1999, respectively. The cost of licenses increased $262,000 and $387,000 in the three and six month periods ended June 30, 1999 over the comparable prior year periods, respectively. Cost of licenses as a percentage of license revenues were 2.9% and 7.0% for the three months ended June 30, 1998 and 1999, respectively, and 2.6% and 6.2% for the six months ended June 30, 1998 and 1999, respectively. Our cost of license revenue as a percent of license revenue has varied in the past due to the volume of product sales and the type of the royalty agreements in place at the time.

     Cost of Service Revenue. Cost of service revenue includes personnel and other costs related to professional services and customer support. Cost of service revenues were $483,000 and $993,000 for the three months ended June 30, 1998 and 1999, respectively, and $1.0 million and $1.8 million for the six months ended June 30, 1998 and 1999, respectively. Cost of service revenue increased $510,000, or 106% from the three months ended June 30, 1998 to the three months ended June 30, 1999, and $782,000, or 78%, from the six months ended June 30, 1998 to the comparable period in 1999. The increases in cost of service revenue for the comparable three and six month periods ended June 30 was primarily a result of hiring and training a consulting organization to successfully implement our SolutionSeries products. Professional services and customer support personnel totaled 12 and 32 as of June 30, 1998 and 1999, respectively. Cost of service revenue as a percentage of service revenues were 82% and 73% for the three months ended June 30, 1998 and 1999, respectively, and 99% and 75% for the six months ended June 30, 1998 and 1999, respectively. The decrease in cost of service revenues as a percentage of services revenues from three and six month periods ended June 30, 1998 to the comparable periods of 1999 was primarily due to higher utilization rates as a result of higher levels of consulting-services activity and increased experience of the customer-support personnel.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $2.1 million and $3.7 million for the three months ended June 30, 1998 and 1999, respectively, and $3.3 million and $6.6 million for the six months ended June 30, 1998 and 1999, respectively. Sales and marketing expenses increased $1.6 million, or 80%, and $3.3 million, or 98%, for the three and six months ended June 30, 1999 as compared to the three and six month comparable periods of 1998. The increases in sales and marketing expenses for the comparable three and six month periods ended June 30 resulted primarily from the hiring of sales management, sales representatives, sales engineers and marketing personnel, as well as higher commissions paid as a result of revenue growth. Sales and marketing employees totaled 43 and 61 as of June 30, 1998 and 1999, respectively. The launch of our U.K. office in August 1998 contributed to the increase of sales and marketing headcount in the three and six month periods of 1999. Total sales and marketing headcount at our U.K. office was 12 as of June 30, 1999. Sales and marketing expenses as a percentage of total revenues were 113% and 66% for the three months ended June 30, 1998 and 1999, respectively, and 104% and 69% for the six months ended June 30, 1998 and 1999, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain market position and further increase market acceptance of our products. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and the dollar amount of sales and marketing expenses will increase in future periods, although they may decline as a percentage of total revenues.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product managers and quality assurance personnel and payments to outside contractors. Research and development expenses were $934,000 and $1.1 million for the three months ended June 30, 1998 and 1999, respectively, and $1.6 million and $2.2 million for the six months ended June 30, 1998 and 1999, respectively. Research and development expenses increased $172,000, or 18%, from the three months ended June 30, 1998 to the three months ended June 30, 1999 and $524,000, or 32%, from the six months ended June 30, 1998 to the comparable period of 1999. The increases in research and development expenses for the comparable three and six month periods ended June 30 resulted primarily from increased hiring of software developers and quality-assurance staff to support development of our new products, enhancements to our existing products and to an increase in compensation levels for development and quality-assurance personnel. Research and development personnel totaled 36 and 40 as of June 30, 1998 and 1999, respectively. Research and development expenses as a percentage of total revenues were 51% and 20% for the three months ended June 30, 1998 and 1999, respectively, and 52% and 23% for the six months ended June 30, 1998 and 1999, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to develop additional applications for our associative-based technology. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. General and administrative expenses were $569,000 and $968,000 for the three months ended June 30, 1998 and 1999, respectively, and $1.0 million and $1.8 million for the six months ended June 30, 1998 and 1999, respectively. General and administrative expenses increased $399,000, or 70%, from the three months ended June 30, 1998 to the three months ended June 30, 1999, and $818,000, or 79%, from the six months ended June 30, 1998 to the comparable period of 1999. The increases in general and administrative expenses for the comparable three and six month periods ended June 30 was primarily the result of our hiring additional executive, finance, and administrative personnel to support the growth of our business during these periods. General and administrative expenses as a percentage of total revenues were 31% and 17% for the three months ended June 30, 1998 and 1999, respectively, and 32% and 19% for the six months ended June 30, 1998 and 1999, respectively. General and administrative employees totaled 17 and 21 as of June 30, 1998 and 1999, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and the expenses associated with becoming a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-services fees.

     Income Taxes. We recorded no income tax provision in the first half of 1998 and $27,000 and $173,000 in the first and second quarters of 1999, respectively, in connection with our foreign operations. We made no provision or benefit for federal or state income taxes in 1998 or 1999 due to operating losses incurred since inception which has resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

FINANCIAL CONDITION

     Our total assets were $13.7 million and $11.6 million as of December 31, 1998 and June 30, 1999, respectively, representing a decrease of $2.1 million, or 15%. This decrease was primarily due to cash used to support working capital needs and collections of accounts receivable. As of December 31, 1998 we had $5.4 million of cash and cash equivalents and securities available-for-sale, compared to $4.3 million as of June 30, 1999, representing a decrease of $1.1 million, or 26%.

     Our accounts receivable was $5.0 million and $3.6 million as of December 31, 1998 and June 30, 1999, respectively, representing a decrease of $1.4 million, or 39%. This decrease was principally a result of significant cash collections during the three months ended June 30, 1999. Days' sales outstanding ("DSO") in accounts receivable was 157 days and 57 days as of December 31, 1998 and June 30, 1999, respectively. We expect that DSO will fluctuate significantly in future quarters.

     Our total current liabilities were $11.7 million and $11.5 million as of December 31, 1998 and June 30, 1999, respectively, representing a decrease of $163,000, or 1%. This decrease consists primarily of a decrease in deferred revenue. The decrease in deferred revenue is primarily due to the timing of sales within a given period.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have primarily financed our operations through the private sale of our equity securities, resulting in net proceeds of $33.2 million through June 30, 1999. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements.

     As of June 30, 1999, we had cash and cash equivalents of $3.5 million, an increase of $894,000 since December 31, 1998. Our working capital deficit at June 30, 1999 was $3.3 million, compared to $816,000 at December 31, 1998. The increase in the working capital deficit is attributable primarily to a $3.5 million decrease in securities available-for-sale and accounts receivable, offset by a $163,000 decrease in current liabilities during the first half of 1999. As of June 30, 1999, working capital excluding deferred revenue was $3.4 million compared to $6.8 million at December 31, 1998. As of June 30, 1999, accounts receivable of $3.6 million included $1.2 million due from one customer, Origin. We have not experienced any delays or problems with the collection of Origin's account.

     As of June 30, 1999, we had $1.7 million outstanding under a senior term-loan facility with Imperial Bank that bears interest at a rate equal to the bank's prime rate plus 1%, which equaled 8.75% as of June 30, 1999. In April 1999, we entered into a $5.0 million working-capital revolving line of credit with Imperial Bank that is secured by our accounts receivable and bears interest at the bank's prime rate plus .75%, which was 8.5% as of June 30, 1999. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $5 million. The facility will expire in April 2000. In April 1999, we also obtained a $1.0 million capital-equipment line of credit with Imperial Bank that bears interest at a rate equal to the bank's prime rate plus 1.0%, which equaled 8.75% as of June 30, 1999. All of our lending facilities require us to maintain certain financial covenants, including requirements that we maintain certain financial ratios. We were in compliance with all of these financial covenants at June 30, 1999.

     Our operating activities resulted in net cash outflows of $3.8 million and $2.1 million for the six months ended June 30, 1998 and June 30, 1999, respectively. The decrease in operating cash outflows from the six months ended June 30, 1998 to the six months ended June 30, 1999 was due primarily to a decrease in accounts receivable and deferred revenues.

     Investing activities provided cash of $127,000 and $1.6 million for the six months ended June 30, 1998 and June 30, 1999, respectively. Investing activities provided cash of $1.6 million in the first half of 1999 primarily due to the sale of short-term securities to fund working capital needs.

     Financing activities provided cash of $3.6 million and $1.4 million for the six months ended June 30, 1998 and June 30, 1999, respectively. In the six months ending June 30, 1999 cash provided by financing activities was primarily due to borrowings against our equipment line with Imperial Bank and the exercise of stock options and warrants.

     In the quarter ending June 30, 1999, the Company issued 18,400 shares of common stock and 10,000 fully vested options to acquire shares of common stock at an exercise price of $10.50 per share to employees of Primus KK. The aggregate fair value of the stock and stock options of $239,800 was expensed by us in the quarter ending June 30, 1999.

     We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we:

     .    enter new markets for our products and services

     .    increase research and development spending

     .    increase sales and marketing activities

     .    develop new distribution channels

     .    improve our operational and financial systems

     .    broaden our professional service capabilities

     Such operating expenses will consume a material amount of our cash resources, including a portion of the net proceeds from our recent initial public offering. We believe that the net proceeds from our recent initial public offering, together with our existing cash and cash equivalents, and available bank borrowings, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our current shareholders' ownership interest in Primus.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates or have been programmed with default dates ending in "99," the common two-digit reference for 1999. As a result, as we transition from the 20th century to the 21st century, computer systems and software used by many companies and organizations in a wide variety of industries will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure our operations will not be adversely affected by Year 2000 software failures.

     In September 1998, we established a Year 2000 compliance task force, composed of high-level representatives from the product development, information systems and legal departments. The task force is responsible for formulating and implementing our Year 2000 readiness and has applied a phased approach to analyzing our operations and relationships as they relate to the Year 2000 problem.

     We have completed our assessment of the potential overall impact of the impending century change on our business, financial condition and operating results. Based on our assessment, we believe the current versions of our software products are Year 2000 compliant. By Year 2000 compliant, we mean that our software products, when used with accurate date data and in accordance with their associated documentation, are capable of properly processing date data from, into and between the 20th and 21st centuries, including the years 1999, 2000 and leap years, provided that all other products (e.g., hardware, software and firmware) used with our products properly exchange date data with them. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products that we cannot adequately evaluate for Year 2000 compliance. We may face claims based on Year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding involving our products or services related to Year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000-related damages, including consequential damages, could materially adversely affect our business, financial condition and operating results. In addition, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance and as they delay purchase of new systems that may not be Year 2000 compliant. These expenditures may result in reduced funds available to purchase software products such as those we offer. To the extent Year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business, financial condition and operating results would be materially adversely affected.

     We have reviewed our internal management information and other critical business systems to identify any Year 2000 problems. We also have communicated with the external vendors that supply us with material software and information systems and with our significant suppliers to determine their Year 2000 readiness. In the course of these investigations, we have not encountered any material Year 2000 problems with these third-party products.

     We have not incurred any material costs directly associated with our Year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our Year 2000 assessment and remediation efforts. We do not expect the total cost of Year 2000 problems to be material to our business, financial condition and operating results. However, during the months prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are Year 2000 compliant. Despite our assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could materially adversely affect our business, financial condition and operating results. We are currently working on our contingency plans to address the risks associated with unremediated Year 2000 problems.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have incurred operating losses, and we may not be profitable in the future.

     We have incurred net losses in each quarter since inception and we expect to continue to incur net losses for the foreseeable future. As of June 30, 1999, we had an accumulated deficit of $35 million. We expect to continue to devote substantial resources to expand our product development, sales and marketing and client service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period.

Quarterly fluctuations in our operating results may adversely affect our stock price.

     Our license revenues have fluctuated substantially from quarter to quarter in the past and are likely to continue to fluctuate substantially in the future. In addition, the fiscal or quarterly budget cycles of our users can cause our revenues to fluctuate from quarter to quarter and applicable accounting policies may cause us to report new license agreements as deferred revenue until implementation begins. As a result, we believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We will continue to base our decisions regarding our operating expenses on anticipated revenue trends. To the extent these expenses are not followed by increased revenues, our operating results will suffer. Fluctuations in our operating results, particularly compared to the expectations of market analysts or investors, could cause severe volatility in the price of our common stock.

Our quarterly operating results depend on a small number of large orders.

     We derive a significant portion of our product license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially adversely affected if we are unable to complete one or more substantial license sales or implementations planned for that quarter.

Factors outside our control may cause the timing of our license revenues to vary from quarter-to-quarter, possibly adversely affecting our operating results.

     Under applicable accounting rules, we may experience further variability in our license revenues from quarter to quarter due to factors outside our control, including:

     .    variability in the mix of new and existing customers

     .    whether we are providing implementation services

     .    whether implementation is delayed or takes longer than expected

     Where we are implementing the software, we will account for the agreement as an item of deferred revenue and will recognize the revenue over the period of implementation. Most of our new customers begin implementation within 30 to 60 days of signing a license agreement. Once commenced, implementation of our products typically ranges from 60 to 90 days. We can't, however, guarantee that customers will begin implementation or that we will always be able to implement our software within those time periods. Thus, all of our deferred license revenue may not be recognized within the originally expected time period.

Seasonality may adversely affect our quarterly operating results.

     We expect to experience seasonality in our license revenue. To date, we believe that seasonality has been masked by other factors, such as large orders and the timing of personnel changes in our sales staff. Our customers' purchase decisions are often affected by fiscal budgetary factors and by efforts of our direct sales force to meet or exceed sales quotas. As a result, we expect new business in the last quarter of a year to be greater than new business in the first quarter of the following year. One effect of our revenue recognition policy, however, is that revenue recognized in a quarter will typically not reflect all of the new license agreements signed and shipped in that quarter. Because revenue recognized in a given quarter might be primarily associated with new business in prior quarters, revenue in the first quarter may be higher than revenue recognized in the previous fourth quarter.

The limited sales history of our products makes it difficult to evaluate our business and prospects.

     We released our first SolutionSeries product in April 1995. As of June 30, 1999, approximately 56 companies licensed our SolutionSeries products. Accordingly, the basis upon which you can evaluate our prospects in general, and market acceptance of our products in particular, is limited. The market for problem-resolution software will have to grow significantly, and we will have to achieve broad market acceptance of our products, for our business to succeed.

     Moreover, we released our Web-based products, SolutionPublisher and SolutionExplorer, in August 1996 and November 1997, respectively. The limited sales history of our Web-based products further limits your ability to evaluate our business and prospects. Additionally, part of our strategy is to extend our solutions to other functional areas where knowledge captured by our products may be useful, such as product development, sales and marketing and field service. Whether there will be significant demand for our products in these areas is untested and uncertain.

We rely on sales of only one product family.

     Product-license revenues and related services from our SolutionSeries products accounted for substantially all of our total revenues during fiscal 1998, and we expect revenues from our SolutionSeries products to continue to account for substantially all of our future revenues. As a result, factors adversely affecting the demand for our SolutionSeries products, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of the SolutionSeries products and our ability to develop and sell enhanced versions of SolutionSeries products.

Our future success depends in part on broad market acceptance of the Web as a delivery vehicle for problem resolution.

     Part of our strategy is to continue to increase our focus on developing and marketing Web-based products. Our Web-based products, SolutionExplorer and SolutionPublisher, accounted for approximately 33% of our software license revenue in 1998 and 59% in the first half of 1999. Broad market acceptance of the Web as a delivery vehicle for problem solutions to an enterprise's customers, resellers, channel partners and field representatives through Web self-service is critical to the success of our business. Thus, our future success substantially depends on continued growth in the use of the Internet and the continued development of the Internet as a viable commercial communication medium. We cannot be certain that commercial Internet usage will continue to grow as it has in the past. If use of the Internet as a commercial communication medium does not continue to grow or evolves in a way that we cannot address, our business, financial condition and operating results would be materially and adversely affected.

Factors outside our control may make our products less useful.

     The effectiveness of our SolutionSeries products depends in part on widespread adoption and use of our software by customer-support personnel in the extended enterprise and the quality of the solutions they generate. The problem-resolution database is developed by customer-support personnel that create solutions in the workflow and, sometimes, by importing a user's legacy solutions. If customer-support personnel do not adopt and use our products, necessary solutions will not be added to the database, and the database will be inadequate. Some of our users have found that customer- support personnel productivity initially drops while customer-support personnel become accustomed to using our software. If an enterprise deploying our software has not adequately planned for and communicated its expectations regarding that initial productivity decline, customer-support personnel may resist adoption of our software. In addition, if less-than-adequate solutions are created and left uncorrected by a user's quality-assurance processes or if the legacy solutions are inadequate, the database will similarly be inadequate, and the value of our SolutionSeries products to our users will be impaired. Thus, successful deployment and broad acceptance of our SolutionSeries products will depend in part on whether our users effectively roll-out and use our software products and the quality of the users' existing database of solutions, each of which are outside our control.

The high level of competition in our market may result in pricing pressures, reduced margins or the failure of our products to achieve market acceptance.

     The market for our products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. We face competition in the problem-resolution software market primarily from:

     .    other problem-resolution software vendors

     .    e-commerce customer-management software vendors

     . our potential users' internal information technology departments, which may choose to rely upon their own proprietary problem-resolution systems or develop new proprietary systems.

     As the market for problem-resolution software matures, it is possible that new and larger companies will enter the market, existing competitors will form alliances or current and potential competitors could acquire, be acquired by or establish cooperative relationships with third parties. The resulting organizations could have greater technical, marketing and other resources and improve their products to address the needs of our existing and potential users, thereby increasing their market share. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

The loss of access to, or a problem with, Versant's database could adversely affect our business.

     We incorporate into our products a database licensed from Versant. We are currently working to integrate our products with other databases; however we do not believe that the integrations will be completed for three to six months. Because our products currently rely on Versant's database, we depend on Versant's ability to support the database in a timely and effective manner. Until we finish integration of our products with other databases, losing access to Versant's database would have a material adverse effect on our ability to license our product to new users.

Failure to sufficiently expand our sales and marketing infrastructure would adversely affect our sales.

     To date, we have licensed our products primarily through our direct sales force. Our vice president of sales began working for us in January 1999, and we recently hired a vice president of marketing. Our future revenue growth will depend in large part on our ability to recruit, train and manage additional sales and marketing personnel and to expand our indirect distribution channels. We have experienced and continue to experience difficulty in recruiting qualified sales and marketing personnel and in establishing third-party relationships. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues. Our business, financial condition and operating results will be materially adversely affected if we fail to expand our sales and marketing resources.

Our failure to retain skilled technical personnel in a tight labor market may adversely affect our product development, sales and customer satisfaction.

     Qualified technical personnel are in great demand throughout the software industry. The demand for qualified technical personnel is particularly acute in the Pacific Northwest, due to the large number of software companies and the low unemployment in the region. Our success depends in large part upon our continued ability to attract and retain highly skilled technical employees, particularly software architects and engineers. Our failure to attract and retain the highly trained technical personnel that are integral to our direct sales, product-development and customer-support teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, financial condition and operating results.

Failure to properly integrate our management team would adversely affect our business.

     In the last year we added four new members to our senior management team, none of whom worked together prior to joining Primus. Our success depends on the performance of our senior management and their ability to work together. Failure to properly integrate them would harm our business. Much of our success also depends on Michael A. Brochu, our president and chief executive officer. The loss of Mr. Brochu's services would harm our business.

Our inability to expand sufficiently our implementation and consulting capabilities would limit our ability to grow.

     If sales of new licenses increased rapidly or if we were to sign a license agreement for a particularly large or complex implementation, our client services personnel may be unable to meet the demand for implementation services. In that case, if we were unable to retain or hire highly trained consulting personnel or establish relationships with third-party systems-integrators and consultants to implement our products, we would be unable to meet customer demands for implementation and educational services related to our products. A failure to do so could have a material adverse effect on our business, operating results and financial condition.

Our international operations are subject to additional risks.

     Revenues from customers outside the United States represented approximately $1.9 million in the first half of 1999, or 20% of total revenues for the six months ended June 30, 1999. A key component to our business strategy is to expand our sales and support operations internationally. Our international operations will continue to be subject to a number of risks. These risks include:

     .    costs of customizing products for foreign countries

     .    laws and business practices favoring local competition

     . compliance with multiple, conflicting and changing laws and regulations

     .    longer sales cycles

     .    greater difficulty or delay in accounts receivable collection

     .    import and export restrictions and tariffs

     .    difficulties in staffing and managing foreign operations

     .    political and economic instability.

     Our international operations also face foreign-currency-related risks. To date, substantially all of our revenues have been denominated in U.S. dollars, but we believe that in the future, an increasing portion of our revenues will be denominated in foreign currencies, including the Euro, which was introduced in January 1999. The Euro is an untested currency and may be subject to economic risks that are not currently contemplated. Fluctuations in the value of the Euro or other foreign currencies may have a material adverse effect on our business, operating results and financial condition.

     We currently customize our products for the Japanese market. In the future, we may develop additional localized versions of our products. Localization of our products could create additional costs and cause delays in new product introductions.

Our failure to adapt to technology trends and evolving industry standards would hinder our competitiveness.

     Our market is susceptible to rapid changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We will need to use leading technologies effectively, continue to develop our technical expertise and enhance our existing products on a timely basis to compete successfully in this industry. We cannot be certain that we will be successful in using new technologies effectively, developing new products or enhancing existing products on a timely basis or that any new technologies or enhancements used by us or offered to our customers will achieve market acceptance.

Our inability to continue integration of our products with other third-party software could adversely affect market acceptance of our products.

     Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, specifically including customer-relationship-management software sold by Clarify, ONYX Software, Remedy, Siebel Systems and Vantive. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs' interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products' integration with future systems.

Our efforts to protect our proprietary rights may be inadequate.

     Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers. We have not signed such agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, such breach.

     We pursue the registration of some of our trademarks and service marks in the United States and in certain other countries, but we have not secured registration of all our marks. A significant portion of our marks include the word "Primus." Other companies use "Primus" in their marks alone or in combination with other words, and we cannot prevent all third-party uses of the word "Primus." We license certain trademark rights to third parties. Such licensees may not abide by compliance and quality control guidelines with respect to such trademark rights and may take actions that would adversely affect our trademarks.

Other companies may claim that we infringe their intellectual property or proprietary rights.

     If any of our products violate third party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties, and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. In addition, other companies have filed trademark applications for marks similar to the names of our products. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management's attention and resources to defend against any claims relating to proprietary rights, which could materially and adversely affect our financial condition and operations. Parties making such claims could secure a judgment awarding them substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our services. Any such outcome could have a material adverse effect on our business, financial condition and operating results.

Changes in accounting standards could affect the calculation of our future operating results.

     In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, "Software Revenue Recognition," and later amended its position by its Statement of Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2 and Statement of Position 98-4. The AICPA has also issued Statement of Position 98-9, which is effective for transactions we enter into beginning January 1, 2000. However, full implementation guidelines for these standards have not yet been issued. Once available, such implementation guidelines could lead to unanticipated changes in our current revenue accounting practices which could materially adversely affect our business, financial condition and operating results. Additionally, the accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board, are reviewing the accounting standards related to stock-based compensation. Any changes to this standard or any other accounting standards could materially adversely affect our business, financial condition and operating results.

We have been public for only a short time and our stock price has been volatile.

     We completed our initial public offering in July 1999. Prior to this there was no trading market for our stock. The market price of our common stock has been highly volatile and is subject to wide fluctuations. We expect our stock price to continue to fluctuate:

     .    in response to quarterly variations in operating results;

     . in reaction to announcements of technological innovations or new products by us or our competitors;

     .    because of market conditions in the enterprise software industry; and

     . in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the United States and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income and expense are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments and our long-term debt and available line of credit require interest payments of variable rates. However, based on the nature and current levels of our investments and debt, we have concluded that there is no material market risk exposure.



PART II -- OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

(c)  Sales of Unregistered Securities During the Quarter

     During the quarter ended June 30, 1999, Primus issued and sold:

     . 10,276 unregistered shares of its common stock to employees pursuant to the exercise of stock options under its 1995 Stock Incentive Compensation Plan the options were granted in consideration of the employees' services to Primus;

     . 47,719 shares of its common stock to warrant holders pursuant to the exercise of their warrants the warrants were granted in consideration of the warrant holders' services to Primus; and

     . 18,400 shares of its common stock to an employee of Primus Knowledge Solutions KK.

     In granting these options and issuing these securities, Primus relied on exemptions from registration pursuant to Rule 701 under Section 3(b) of the Securities Act, and Section 4(2) of the Securities Act.

(d)  Use of Proceeds

     On June 30, 1999, Primus' registration statement on Form S-1, file number 333-77477, became effective. The offering date was July 1, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were BancBoston Robertson Stephens, Hambrecht & Quist, U.S. Bancorp Piper Jaffray, and FAC/Equities, a division of First Albany Corporation. The offering consisted of 4,772,500 shares of Primus common stock, including 622,500 shares of common stock pursuant to the exercise of the underwriters' over-allotment option and 150,000 shares offered by selling shareholders. The aggregate price of the shares offered and sold by Primus was approximately $50.8 million. Proceeds to Primus, after accounting for $3.6 million in underwriting discounts and commissions and approximately $1 million in other expenses (as of June 30, 1999), were $46.2 million. Because Primus did not receive proceeds of the offering until July 7, 1999 and proceeds from the exercise of the underwriters' over-allotment option until July 20 1999, Primus neither invested nor used any proceeds in the three months ended June 30, 1999.

     None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to directors, officers or general partners of Primus or their associates, persons owning 10% or more of any class of our securities, or affiliates of Primus.

Item 4.   Submission of Matters to a Vote of Security Holders

     On April 30, 1999, the following resolutions were approved by written consent of our shareholders in accordance with our articles of incorporation and the Washington Business Corporation Act:

     . An amendment to the Primus' Articles of Incorporation, effecting a 1-for-3 reverse stock split;

     . An increase in the number of shares of common stock reserved for issuance under our 1995 Stock Incentive Compensation Plan;

     .    The adoption of our 1999 Stock Incentive Compensation Plan;

     .    The adoption of our 1999 employee Stock Purchase Plan; and

     .    The amendment and restatement of our Articles of Incorporation.

     On May 12, 1999, the Company held its annual meeting of shareholders. At the meeting, the shareholders voted on the election of the five nominees listed below as directors to serve until the 2000 annual meeting. The votes cast and withheld for such nominees were as follows:

           Name                    For                       Withheld
     -----------------          ---------                    --------
     Antonio M. Audino          7,995,194                    1,442,087

     Michael A. Brochu          7,995,194                    1,442,087

     Promod Haque               7,995,194                    1,442,087

     Fredric W. Harman          7,995,194                    1,442,087

     Yasuki Matsumoto           7,995,194                    1,442,087

Based on these voting results, each of the directors nominated was elected.

Item 5.   Other Information

Proposals by the Company's Shareholders

     Shareholder proposals intended to be presented at our 2000 Annual Meeting must be received by Primus not later than March 16, 2000 for inclusion in the proxy materials for such meeting.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1      Financial Data Schedule.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRIMUS KNOWLEDGE SOLUTIONS, INC.

                              (Registrant)

Date: August 13, 1999         By: /s/ Elizabeth J. Huebner
                                 -----------------------------------------------

                              Elizabeth J. Huebner
                              Vice President, Chief Financial Officer,
                              Secretary and Treasurer

                              (Principal financial and chief accounting officer)


INDEX TO EXHIBITS


Exhibit No.                   Description
-----------                   -----------

   27.1                       Financial Data Schedule.