Form 10-Q
period 1999-09-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 1999-11-12
CIK 1067797

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999         COMMISSION FILE NUMBER: 0-26273


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

                                Yes [X]  No [ ]

            As of November 10, 1999, there were 14,318,999 shares
                 of the Registrant's Common Stock outstanding.

                        Primus Knowledge Solutions, Inc.
                                   Form 10-Q
                               September, 30 1999

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                     ----
ITEM 1.    Consolidated Financial Statements

           . Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999...........................     3

           . Consolidated Statements of Operations for the three and nine months
             ended September 30, 1998 and 1999....................................................................     4

           . Consolidated Statement of Shareholders' Equity (Deficit) for the three month periods
             ended March 31, 1999, June 30, 1999 and September 30, 1999...........................................     5

           . Consolidated Statement of Cash Flows for the nine months
             ended September 30, 1998 and September 30, 1999......................................................     6

           . Notes to Consolidated Financial Statements...........................................................     7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................    11

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................    26

PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds..............................................................    26

ITEM 5.    Other Information......................................................................................    27

ITEM 6.    Exhibits and Reports on Form 8-K.......................................................................    27

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                                           December 31, 1998   September 30, 1999
                                                                           -----------------   ------------------
                                                                                                   (unaudited)
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $  2,583             $ 12,597
Securities available-for-sale                                                     2,833               35,050
Accounts receivable, net of reserves of $371 at December 31, 1998
  and September 30, 1999                                                          4,999                6,972
Prepaid royalties and other current assets                                          473                1,100
                                                                               --------             --------
  Total current assets                                                           10,888               55,719
Property and equipment, net                                                       1,914                2,202
Deferred charges and other assets                                                   885                  423
                                                                               --------             --------
TOTAL ASSETS                                                                   $ 13,687             $ 58,344
                                                                               ========             ========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, trade                                                        $  1,143             $  2,095
Accrued liabilities                                                               1,096                1,543
Compensation-related accruals                                                     1,388                1,956
Long-term debt, current                                                             444                  219
Obligations under capital leases, current                                            28                   30
Deferred revenue                                                                  7,605                7,781
                                                                               --------             --------
  Total current liabilities                                                      11,704               13,624
                                                                               --------             --------
NONCURRENT LIABILITIES
Obligations under capital leases, net of current                                     54                   31
Long-term debt, net of current                                                    1,019                   --
Redeemable convertible preferred stock                                           23,157                   --
Commitments                                                                          --                   --

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value                                                     1                   --
Common stock, $0.025 par value                                                      107                  356
Additional paid-in-capital                                                        9,184               80,655
Accumulated deficit                                                             (31,538)             (36,275)
Accumulated other comprehensive loss                                                 (1)                 (47)
                                                                               --------             --------
  Total shareholders' equity (deficit)                                          (22,247)              44,689
                                                                               --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                           $ 13,687             $ 58.344
                                                                               ========             ========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                     ----------------------------------  ---------------------------------
                                                           1998              1999             1998              1999
                                                     ----------------  ----------------  ---------------  ----------------
Revenues, net:
  License                                               $    1,419       $     4,407       $    3,598       $    11,576
  Services                                                     790             1,905            1,799             4,279
                                                        ----------       -----------       ----------       -----------
     Total revenues                                          2,209             6,312            5,397            15,855
                                                        ----------       -----------       ----------       -----------
Cost of revenues:
  License                                                       58               246              114               684
  Services                                                     710             1,026            1,711             2,814
                                                        ----------       -----------       ----------       -----------
  Total cost of revenues                                       768             1,272            1,825             3,498
                                                        ----------       -----------       ----------       -----------
Gross profit                                                 1,441             5,040            3,572            12,357
Operating expenses:
  Sales and marketing                                        3,069             4,225            6,393            10,726
  Research and development                                     885             1,395            2,532             3,566
  General and administrative                                   709             1,113            1,738             3,040
                                                        ----------       -----------       ----------       -----------
  Total operating expenses                                   4,663             6,733           10,663            17,332
                                                        ----------       -----------       ----------       -----------
Loss from operations                                        (3,222)           (1,693)          (7,091)           (4,975)
Interest income                                                 --               537               --               656
Interest expense                                               (26)              (55)             (79)             (191)
                                                        ----------       -----------       ----------       -----------
Loss before income taxes                                    (3,248)           (1,211)          (7,170)           (4,510)
Income tax provision                                            --               (27)              --              (227)
                                                        ----------       -----------       ----------       -----------
Net loss                                                    (3,248)           (1,238)          (7,170)           (4,737)
Preferred stock accretion                                     (170)               --             (329)             (432)
                                                        ----------       -----------       ----------       -----------
Loss available to common shareholders                   $   (3,418)      $    (1,238)      $   (7,499)      $    (5,169)
                                                        ==========       ===========       ==========       ===========

Loss per share:
  Basic and diluted                                         $(0.87)           $(0.09)          $(1.92)            $(.67)
                                                        ==========       ===========       ==========       ===========

  Pro forma basic and diluted                               $(0.38)           $(0.09)           $(.93)            $(.43)
                                                        ==========       ===========       ==========       ===========

Shares used in the calculation of loss per share:
  Basic and diluted                                      3,922,730        14,238,784        3,912,947         7,675,454
                                                        ==========       ===========       ==========       ===========

  Pro forma basic and diluted                            8,544,581        14,238,784        7,675,786        10,986,564
                                                        ==========       ===========       ==========       ===========


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)


                                                                             Accumulated                                   Total
                               Preferred Stock           Common Stock         Additional       Other                   Shareholders'
                             --------------------    ---------------------     Paid-in      Comprehen-   Accumulated      Equity
                              Shares    Par Value      Shares    Par Value     Capital     sive Income     Deficit       (Deficit)
                             ---------  ---------    ----------  ---------   ----------   ------------   -----------  --------------
Balance at December 31,
 1998                         500,000        $ 1      4,283,141       $107      $ 9,184          $ (1)     $(31,538)       $(22,247)
Exercise of stock options          --         --        105,378          3          833            --            --             836
Repurchase of common stock         --         --        (12,500)        --         (103)           --            --            (103)
Sale of common stock               --         --         92,728          2          276            --            --             278
Preferred stock accretion          --         --             --         --         (215)           --            --            (215)
Comprehensive loss:
 Foreign currency
   translation loss                --         --             --         --           --            (4)           --              --
 Net loss                          --         --             --         --           --            --        (1,863)             --
Total comprehensive loss           --         --             --         --           --            --            --          (1,867)
                             --------   --------     ----------       ----      -------   -----------   -----------        --------
Balance at March 31, 1999     500,000          1      4,468,747        112        9,975            (5)      (33,401)        (23,318)
Exercise of stock options          --         --         10,276         --           30            --            --              30
Exercise of stock warrants         --         --         47,719          1          131            --            --             132
Stock, stock options and
 warrants issued in
   exchange for services           --         --         19,700         --          367            --            --             367
Preferred stock accretion          --         --             --         --         (216)           --            --            (216)
Comprehensive loss:
 Foreign currency
   translation loss                --         --             --         --           --            (7)           --              --
 Net loss                          --         --             --         --           --            --        (1,636)             --
Total comprehensive loss           --         --             --         --           --            --            --          (1,643)
                             --------   --------     ----------       ----      -------   -----------   -----------        --------
Balance at June 30, 1999      500,000          1      4,546,442        113       10,287           (12)      (35,037)        (24,648)
Proceeds from initial
 public offering, net of
 offering costs                    --         --      4,622,500        116       46,251            --            --          46,367
Conversion of redeemable
  convertible preferred
   stock into common
    stock                    (500,000)        (1)     4,966,658        124       23,465            --            --          23,588
Exercise of stock options          --         --          8,558         --           26            --            --              26
Exercise of stock  warrants        --         --        163,408          3          464            --            --             467
Stock, stock options and
 warrants issued in
  exchange for services            --         --             --         --          162            --            --             162
Comprehensive loss:
 Foreign currency
   translation gain                --         --             --         --           --            11            --              --
 Unrealized loss on
   securities available
   for sale                        --         --             --         --           --           (46)            --             --
 Net loss                          --         --             --         --           --            --        (1,238)             --
Total comprehensive loss           --         --             --         --           --            --            --          (1,273)
                             --------   --------     ----------       ----      -------   -----------   -----------        --------
Balance at September 30,
 1999                              --        $--     14,307,566       $356      $80,655          $(47)      $(36,275)       $44,689
                             ========   ========     ==========       ====      =======   ===========   ===========        ========


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                      1998             1999
                                                                ----------------  ---------------
OPERATING ACTIVITIES
Net loss                                                             $(7,170)        $ (4,737)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Non-cash option and warrant expense                                     --              634
  Depreciation and amortization                                          296              483
Changes in assets and liabilities:
  Accounts receivable                                                 (2,107)          (1,373)
  Prepaid royalties and other current assets                            (346)            (627)
  Deferred charges and other assets                                      (62)            (243)
  Accounts payable, trade                                                315              952
  Accrued liabilities                                                    195              447
  Compensation-related accruals                                          477              568
  Deferred revenue                                                     1,621              176
                                                                     -------         --------
Net cash used in operating activities                                 (6,781)          (3,720)
                                                                     -------         --------
INVESTING ACTIVITIES
Purchases of securities available-for-sale                              (493)         (36,072)
Proceeds from maturity of securities available for sale                  610            3,809
Equipment purchases                                                     (782)            (771)
                                                                     -------         --------
Net cash provided by investing activities                               (665)         (33,034)
                                                                     -------         --------
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                               1,417              777
Repayments on long-term debt                                          (1,492)          (2,021)
Principal payments on capital lease obligations                            4              (21)
Proceeds from the issuance of common stock, net                           95            1,769
Net proceeds from initial public offering                                 --           46,367
Proceeds from issuance of preferred stock, net                        12,221               --
Repurchase of common stock                                                --             (103)
                                                                     -------         --------
Net cash provided by financing activities                             12,245           46,768
Translation adjustment                                                     1               --
                                                                     -------         --------
Net increase in cash and cash equivalents                              4,800           10,014
Cash and cash equivalents at beginning of period                         711            2,583
                                                                     -------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 5,511         $ 12,597
                                                                     =======         ========


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

     Primus Knowledge Solutions, Inc. (Primus or the Company) is a leading provider of web-based problem-resolution software for customer support and self-service, which enables businesses to capture problem-resolution information, solve customer problems, reuse solutions stored in the knowledge base and share captured knowledge throughout the extended enterprise. Sales are primarily generated through a domestic and European field sales organization. Products sold domestically and internationally are developed by the Company at its Seattle headquarters. Primus was incorporated in the state of Washington in 1986.

Unaudited Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1998, included in our prospectus, dated June 30, 1999, filed with the Securities and Exchange Commission in connection with our initial public offering and our Form 10-Q filed with the Securities and Exchange Commission for the period ending June 30, 1999. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants (the "AICPA") and was later amended by Statement of Position 98-4 ("SOP 98-4"). The Company adopted SOP 97-2 effective January 1, 1998. The Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. However, full implementation guidelines for these standards have not yet been issued. Once available, such implementation guidance could lead to unanticipated changes in current revenue accounting practices, and such changes could materially adversely affect the timing of the Company's future revenues and earnings. Additionally, the AICPA recently issued SOP 98-9, which provides certain amendments to SOP 97-2, which is effective for transactions entered into beginning January 1, 2000. This pronouncement is not expected to materially impact the Company's revenue recognition practices.

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

     Revenues from software license agreements are recognized over the software implementation period (if sold with initial implementation services) or upon delivery of software (if sold without implementation services) if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. At the current stage of the Company's development, due to the relatively recent introduction of the Company's product line, in an attempt to ensure customer satisfaction while building market share, the limited number of installations of the Company's products to date and the limited number of third-party vendors that currently provide implementation services to the Company's users, the Company has concluded that the implementation services are, as a practical matter, essential to the software in initial software arrangements where we provide implementation services. As such, the Company recognizes revenue for these arrangements following the percentage-of-completion method over the implementation period. Percentage-of-completion is measured by the percentage of implementation hours incurred to date to estimated total implementation hours. This method is used because management considers expended hours to be the best measure of progress on these engagements.

     Vendor specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. Sublicense fees are recognized when reported by the reseller upon relicensing of the Company's product to end users. The Company's agreements with its customers and resellers do not contain product return rights.

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

Marketable Securities

     The Company's marketable securities consist primarily of corporate bonds and commercial paper. Marketable securities are stated at fair value at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. Marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified its marketable securities as available-for-sale, which are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity. At September 30, 1999, the fair value of marketable securities approximates $35.0 million, which includes an unrealized loss of $46,000 recorded as a component of comprehensive income.

NOTE 3.  INITIAL PUBLIC OFFERING

     On July 7, 1999, the Company issued 4,622,500 shares of its common stock (including 622,500 shares issued upon the exercise of the underwriters' over allotment option) at an initial public offering price of $11.00 per share. The net proceeds to the Company from the offering were approximately $46.4 million. Concurrent with the IPO, all outstanding shares of preferred stock were converted into 4,966,658 shares of common stock.

NOTE 4.  EARNINGS PER SHARE

     Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding. Pro forma basic and diluted net loss per share is computed using the weighted-average number of shares used for basic and diluted per share amounts and the weighted-average convertible redeemable preferred stock outstanding as if these shares were converted to common stock at the time of issuance.

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                        -------------------------  -------------------------
                                           1998          1999         1998          1999
                                        -----------  ------------  -----------  ------------
                                               (In thousands, except per share data)
Net loss (A)                            $   (3,248)  $    (1,238)  $   (7,170)  $    (4,737)
Preferred stock accretion                     (170)           --         (329)         (432)
                                        ----------   -----------   ----------   -----------
Loss available to common
 shareholders (B)                       $   (3,418)  $    (1,238)  $   (7,499)  $    (5,169)
                                        ==========   ===========   ==========   ===========
Weighted-average number
 of common shares (C)                    3,922,730    14,238,784    3,912,947     7,675,454
                                        ==========   ===========   ==========   ===========
Pro forma adjustment for
 convertible preferred stock             4,621,851            --    3,762,839     3,311,110
                                        ----------   -----------   ----------   -----------
Pro forma weighted-
 average number of shares (D)            8,544,581    14,238,784    7,675,786    10,986,564
                                        ==========   ===========   ==========   ===========
Loss per share:
 Basic and diluted (B)/(C)              $     (.87)  $      (.09)  $    (1.92)  $      (.67)
 Pro forma basic and diluted (A)/(D)    $     (.38)  $      (.09)  $     (.93)  $      (.43)

     Outstanding warrant and stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share because their effect was antidilutive.

NOTE 5.  COMPREHENSIVE LOSS

     The following table reconciles net loss as reported to comprehensive loss under the provisions of SFAS No. 130 for the three and nine months ending September 30, 1998 and 1999:

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     --------------------  -------------------
                                       1998       1999       1998       1999
                                     ---------  ---------  ---------  --------
                                                  (In thousands)
Net loss                              $(3,248)   $(1,238)   $(7,170)  $(4,737)
Other comprehensive income:
    Unrealized currency gain                1         11          1         0
    Unrealized loss on securities
      available-for-sale                   --        (46)         --      (46)

Total comprehensive loss              $(3,247)   $(1,273)   $(7,169)  $(4,783)
                                      =======    =======    =======   =======

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

RECENT DEVELOPMENTS

     In October 1999, we announced the launch of our latest eService product, Primus Interchange, a comprehensive application bringing together web self-service, email management, chat and collaboration support. Primus Interchange couples our associative search technology with the eService capabilities of web, email and chat to provide an eBusiness the ability to offer its customers flexible self service selections in supporting customer service needs.

OVERVIEW

     Our predecessor, Symbologic Corporation, was incorporated in October 1986 in the state of Washington and initially focused on a software development tool for creation of systems to gather organizational expertise. In 1993, we licensed that product line to another company and founded the Customer Support Consortium, a consortium of leading software and hardware companies focused on advancing customer-support strategies, models and standards. From 1993 to 1995, we directed our attention to customer-support products and began developing our SolutionSeries products. In 1995, we changed our name to Primus and released SolutionBuilder, our first SolutionSeries product. We launched our first web-based products, SolutionPublisher and SolutionExplorer, in 1996 and the end of 1997, respectively. In 1997, we also divested our interest in the Customer Support Consortium in conjunction with its transition to an independent nonprofit entity.

     Our revenues, which consist of software license revenues and related client services revenues, totaled $5.4 million and $15.9 million for the nine months ended September 30, 1998 and 1999, respectively. Through at least the first half of fiscal 2000, we expect that substantially all of our revenues will continue to be derived from our SolutionSeries product family and related services. Our customers generally license a full suite of our products. We have not experienced a decline in revenues with respect to any one product as a result of product upgrades provided under our support and maintenance agreements. We market our software and services through our direct sales organization in the United States and the United Kingdom. In Japan, Primus KK, a Japanese joint venture in which we hold a 14.3% minority interest, distributes our products. Our international sales constituted 11% and 15% of our revenues for the nine months ended September, 1998 and 1999, respectively. We believe that international revenues, as a percentage of our total revenues, will vary substantially on a quarterly basis for the foreseeable future. We price our software licenses based on the number of servers, users and/or concurrent users.

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

     Since 1992, we have invested heavily in product development and in building our sales, marketing and client services organizations. From November 1997 through September 1999, we made a strategic investment in building our executive management team to help us execute our long-term growth strategy. The number of our full-time employees increased from 128 as of September 30, 1998, to 157 as of September 30, 1999, representing an increase of 23%. We have incurred quarterly net losses since inception, and as of September 30, 1999, had an accumulated deficit of $36.3 million. We anticipate that our operating expenses will continue to increase substantially for the foreseeable future as we continue to expand our product development, sales and marketing and consulting staff.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

     The following table sets forth certain financial data, derived from the Company's unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 1998 and 1999 are not necessarily indicative of the results that may be expected for any future period.

                                Three Months Ended September 30,    Nine Months Ended September 30,
                               ----------------------------------  ---------------------------------
                                     1998              1999              1998             1999
                               -----------------  ---------------  ----------------  ---------------
Revenues, net:
 Licenses                               64.2%            69.8%             66.7%            73.0%
 Services                               35.8             30.2              33.3             27.0
                                     -------           ------           -------           ------
 Total revenues                        100.0            100.0             100.0            100.0
                                     -------           ------           -------           ------
Cost of revenues:
 Licenses                                2.6              3.9               2.1              4.3
 Services                               32.2             16.3              31.7             17.7
                                     -------           ------           -------           ------
 Total cost of revenues                 34.8             20.2              33.8             22.0
                                     -------           ------           -------           ------
Gross margin                            65.2             79.8              66.2             78.0
                                     -------           ------           -------           ------
Operating expenses:
 Sales and marketing                   138.9             66.9             118.5             67.7
 Research and development               40.1             22.1              46.9             22.5
 General and administrative             32.1             17.6              32.2             19.2
                                     -------           ------           -------           ------
 Total operating expenses              211.1            106.6             197.6            109.4
                                     -------           ------           -------           ------
Loss from operations                  (145.9)           (26.8)           (131.4)           (31.4)
Interest income                           --              8.5                --              4.1
Interest expense                        (1.2)             (.9)             (1.5)            (1.2)
                                     -------           ------           -------           ------
Loss before income taxes              (147.1)           (19.2)           (132.9)           (28.5)
Income tax provision                      --              (.4)               --             (1.4)
                                     -------           ------           -------           ------
Net loss                              (147.1)%          (19.6)%          (132.9)%          (29.9)%
                                     =======           ======           =======           ======

Revenues

     We derive our revenues from the sale of software products and related services including support and maintenance contracts. Revenues were $2.2 million and $6.3 million for the three months ended September 30, 1998 and 1999, respectively, representing an increase in the third quarter of 1999 of $4.1 million or 186% over the comparable quarter of the prior year. Revenues were $5.4 million and $15.9 million for the nine months ended September 30, 1998 and 1999, respectively, representing an increase of $10.5 million or 194% over the comparable prior year period. We had two customers, Compaq and Lucent, which represented greater than 10% of revenues in the third quarter of 1999 as compared to four customers in the third quarter of 1998. For the nine months ended September 1999, one customer, RCN, represented greater than 10% of revenues as well as one customer, EMC, in the nine months ended September 1998.

     License Revenue. License revenues were $1.4 million and $4.4 million for the three months ended September 30, 1998 and 1999, respectively, representing an increase in the third quarter of 1999 of $3.0 million or 211% over the comparable quarter of the prior year. The increase was due to increases in both the size and productivity of the sales force and increased sales of our web-based products, SolutionPublisher and SolutionExplorer. Sales personnel totaled 35 and 47 as of September 30, 1998 and 1999, respectively. License revenues derived from our web-based products were $658,500 and $2.4 million for the third quarters of 1998 and 1999, respectively. License revenues were $3.6 million and $11.6 million for the nine months ended September 30, 1998 and 1999, respectively, representing an increase of $8.0 million or 222% over the comparable prior year period. The year-over-year increase was primarily a result of increased sales of our web-based products. The increase in license revenue from these products was approximately $4.7 million during this period. The remaining license revenue increase was as a result of increased SolutionBuilder sales and increased sales personnel headcount.

     Service Revenue. Service revenues were $790,000 and $1.9 million for the three months ended September 30, 1998 and 1999, respectively, representing an increase in the third quarter of 1999 of $1.1 million, or 141%, over the comparable quarter of the prior year. Maintenance and support contract revenues increased $721,000 in the third quarter of 1999 over the comparable quarter of the prior year. Consulting fees increased $394,000 in the third quarter of 1999 over the comparable quarter of the prior year. Service revenues were $1.8 million and $4.3 million for the nine months ended September 30, 1998 and 1999, respectively, representing an increase of $2.5 million or 138% over the comparable prior year period. Maintenance and support contract revenues increased $1.6 million during this period and consulting fees increased $873,000 over the same period. Service revenues represented 33% and 27% of our total revenues for the nine months ended September 30, 1998 and 1999, respectively.
We expect the proportion of service revenues to total revenues to fluctuate in the future, depending in part on the use of third-party consulting and implementation service providers.

Cost of Revenues

     Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to media and duplication for our products and manuals. Cost of license revenues were $58,000 and $246,000 for the three months ended September 30, 1998 and 1999, respectively, and $114,000 and $684,000 for the nine months ended September 30, 1998 and 1999, respectively. The cost of licenses increased $188,000 and $570,000 in the three and nine month periods ended September 30, 1999 over the comparable prior year periods, respectively. Cost of licenses as a percentage of license revenues were 4.1% and 5.6% for the three months ended September 30, 1998 and 1999, respectively, and 3.2% and 5.9% for the nine months ended September 30, 1998 and 1999, respectively. Our cost of license revenue as a percent of license revenue has varied in the past due to the volume of product sales and the type of royalty agreements in place at the time.

     Cost of Service Revenue. Cost of service revenue includes personnel and other costs related to professional services and customer support. Cost of service revenues were $710,000 and $1.0 million for the three months ended September 30, 1998 and 1999, respectively, and $1.7 million and $2.8 million for the nine months ended September 30, 1998 and 1999, respectively. Cost of service revenue increased $316,000, or 45% from the three months ended September 30, 1998 to the three months ended September 30, 1999, and $1.1 million, or 64%, from the nine months ended September 30, 1998 to the comparable period in 1999. The increases in cost of service revenue for the comparable three and nine month periods ended September 30, 1999 were primarily a result of hiring and training a consulting organization to successfully implement our SolutionSeries products. Professional services and customer support personnel totaled 22 and 35 as of September 30, 1998 and 1999, respectively. Cost of service revenue as a percentage of service revenues were 90% and 54% for the three months ended September 30, 1998 and 1999, respectively, and 95% and 66% for the nine months ended September 30, 1998 and 1999, respectively. The decrease in cost of service revenues as a percentage of services revenues for the three and nine month periods ended September 30, 1998 to the comparable periods of 1999 was primarily due to higher utilization rates as a result of higher levels of consulting-services activity and increased experience of the customer-support personnel.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $3.1 million and $4.2 million for the three months ended September 30, 1998 and 1999, respectively, and $6.4 million and $10.7 million for the nine months ended September 30, 1998 and 1999, respectively. Sales and marketing expenses increased $1.2 million, or 38%, and $4.3 million, or 68%, for the three and nine months ended September 30, 1999 as compared to the three and nine month comparable periods of 1998. The increases in sales and marketing expenses for the comparable three and nine month periods ended September 30, 1999 resulted primarily from the increase in commissions paid as a result of revenue growth. Sales and marketing employees totaled 54 and 58 as of September 30, 1998 and 1999, respectively. Sales and marketing expenses as a percentage of total revenues were 139% and 67% for the three months ended September 30, 1998 and 1999, respectively, and 119% and 68% for the nine months ended September 30, 1998 and 1999, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain market position and further increase market acceptance of our products. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and the dollar amount of sales and marketing expenses will increase in future periods, although they may decline as a percentage of total revenues.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, program managers and quality assurance personnel and payments to outside contractors. Research and development expenses were $885,000 and $1.4 million for the three months ended September 30, 1998 and 1999, respectively, and $2.5 million and $3.6 million for the nine months ended September 30, 1998 and 1999, respectively. Research and development expenses increased $510,000, or 58%, from the three months ended September 30, 1998 to the three months ended September 30, 1999 and $1.0 million, or 41%, from the nine months ended September 30, 1998 to the comparable period of 1999. The increases in research and development expenses for the comparable three and nine month periods ended September 30, 1999 resulted primarily from increased hiring of software developers and quality-assurance staff to support development of our new products, enhancements to our existing products and an increase in compensation levels for development and quality-assurance personnel. Research and development personnel totaled 32 and 44 as of September 30, 1998 and 1999, respectively. Research and development expenses as a percentage of total revenues were 40% and 22% for the three months ended September 30, 1998 and 1999, respectively, and 47% and 23% for the nine months ended September 30, 1998 and 1999, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our product line and to develop additional applications for our associative-based technology. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. General and administrative expenses were $709,000 and $1.1 million for the three months ended September 30, 1998 and 1999, respectively, and $1.7 million and $3.0 million for the nine months ended September 30, 1998 and 1999, respectively. General and administrative expenses increased $404,000, or 57%, from the three months ended September 30, 1998 to the three months ended September 30, 1999, and $1.3 million, or 75%, from the nine months ended September 30, 1998 to the comparable period of 1999. The increases in general and administrative expenses for the comparable three and nine month periods ended September 30, 1999 was primarily due to increased payroll-related and infrastructure costs along with an increase in legal and professional fees associated with becoming a public company. General and administrative expenses as a percentage of total revenues were 32% and 18% for the three months ended September 30, 1998 and 1999, respectively, and 32% and 19% for the nine months ended September 30, 1998 and 1999, respectively. General and administrative employees totaled 20 as of September 30, 1998 and 1999, respectively. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and the expenses associated with becoming a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-services fees.

     Income Taxes. We recorded no income tax provision in the first nine months of 1998. We made no provision or benefit for federal or state income taxes in 1998 or 1999 due to operating losses incurred since inception which has resulted in deferred tax assets. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We recorded income tax of $227,000 in the first nine months of 1999 in connection with our foreign operations.

FINANCIAL CONDITION

     Our total assets were $13.7 million and $58.3 million as of December 31, 1998 and September 30, 1999, respectively, representing an increase of $44.6 million, or 326%. This increase was primarily due to cash proceeds raised from the sale of common stock in our recent initial public offering. As of December 31, 1998 we had $2.6 million of cash and cash equivalents and $2.8 million of short-term investments. As of September 30, 1999, we had $12.6 million of cash and cash equivalents and $35.0 million of short-term investments resulting in total cash and investments of $47.6 million. This figure represents an increase of $42.2 million over cash and investments balances at December 31, 1998.

     Our accounts receivable was $5.0 million and $7.0 million as of December 31, 1998 and September 30, 1999, respectively, representing an increase of $2.0 million, or 39%. This increase was principally a result of an increase in billed revenues during the recent quarter, offset in part by cash collections during the three months ended September 30, 1999. Days' sales outstanding ("DSO") in accounts receivable was 157 days and 99 days as of December 31, 1998 and September 30, 1999, respectively. We expect that DSO will fluctuate significantly in future quarters.

     Our total liabilities were $35.9 million as of December 31, 1998 and $13.7 million as of September 30, 1999, representing a decrease of $22.3 million, or 62%. This decrease was principally the result of the conversion of $23.2 million in redeemable convertible preferred stock to common stock in connection with our initial public offering and the repayment of borrowings under our working capital facility.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we have primarily financed our operations through the private sale of our equity securities, resulting in net proceeds of $33.2 million through September 30, 1999. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. In July 1999, we completed our initial public offering and issued 4,622,500 shares of common stock at an initial public offering price of $11.00 per share. We received approximately $46.4 million in cash, net of underwriting discounts, commissions, and other offering costs.

     As of September 30, 1999, we had cash and cash equivalents of $12.6 million and short-term investments of $35.0 million, representing an increase of $42.2 million from cash and investments held as of December 31, 1998. As of September 30, 1999, our working capital excluding deferred revenue was $49.9 million compared to $6.8 million at December 31, 1998. As of September 30, 1999, accounts receivable of $7.0 million included $1.2 million due from one customer, Origin. We have not experienced any delays or problems with the collection of Origin's account.

     Our operating activities resulted in net cash outflows of $6.8 million and $3.7 million for the nine months ended September 30, 1998 and September 30, 1999, respectively. The decrease in operating cash outflows from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 was due primarily to a reduction in net loss.

     Investing activities used cash of $665,000 and $33.0 million for the nine months ended September 30, 1998 and September 30, 1999, respectively. Investing activities used cash primarily for the purchase of short-term securities following our initial public offering and the purchase of capital equipment.

     Financing activities provided cash of $12.2 million and $46.8 million for the nine months ended September 30, 1998 and September 30, 1999, respectively. In the nine months ended September 30, 1999, cash provided by financing activities was primarily due to the proceeds from our initial public offering in July, offset in part by payments on our credit facility and capital lease obligations.

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

   . increase sales and marketing activities

   . develop new distribution channels

   . improve our operational and financial systems

   . broaden our professional service capabilities

     Such operating expenses will consume a material amount of our cash resources, including a portion of the net proceeds from our recent initial public offering. We believe that the net proceeds from our recent initial public offering, together with our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our current shareholders' ownership interest in Primus.

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

     We have not incurred any material costs directly associated with our Year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our Year 2000 assessment and remediation efforts. We do not expect the total cost of Year 2000 problems to be material to our business, financial condition and operating results. However, during the months prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are Year 2000 compliant. Despite our assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could materially adversely affect our business, financial condition and operating results. We are currently finalizing our contingency plans to address the risks associated with unremediated Year 2000 problems.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have incurred operating losses, and we may not be profitable in the future.

     We have incurred net losses in each quarter since inception and we expect to continue to incur net losses for the foreseeable future. As of September 30, 1999, we had an accumulated deficit of $36.3 million. We expect to continue to devote substantial resources to expand our product development, sales and marketing and client service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period.

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

     We released our first SolutionSeries problem resolution product in April 1995. As of September 30, 1999, approximately 68 companies licensed our SolutionSeries products. Accordingly, the basis upon which you can evaluate our prospects in general, and market acceptance of our products in particular, is limited. The market for problem-resolution software will have to grow significantly, and we will have to achieve broad market acceptance of our products, for our business to succeed.

     Moreover, we released our web-based products, SolutionPublisher and SolutionExplorer, in August 1996 and November 1997, respectively. The limited sales history of our web-based products further limits your ability to evaluate our business and prospects. Additionally, part of our strategy is to extend our solutions to other functional areas where knowledge captured by our products may be useful, such as product development, sales and marketing and field service. In October 1999, we announced the launch of Primus Interchange, a comprehensive application bringing together web self-service, email management, and live web interaction and collaboration. We cannot accurately predict whether there will be significant demand for our products in these areas.

We rely on sales of only one product family.

     Product-license revenues and related services from our SolutionSeries products accounted for substantially all of our total revenues during fiscal 1998, and we expect revenues from our SolutionSeries products to continue to account for substantially all of our revenues at least through the first half of fiscal 2000. As a result, factors adversely affecting the demand for our SolutionSeries and eService products, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of the SolutionSeries products and our ability to develop and sell enhanced versions of SolutionSeries products.

Our future success depends in part on broad market acceptance of the Web as a delivery vehicle for problem resolution.

     Part of our strategy is to continue to increase our focus on developing and marketing web-based products. Our web-based products, SolutionExplorer and SolutionPublisher, accounted for approximately 51% of our software license revenue in 1998 and 57% in the nine months ended September 1999. In addition, in October 1999, we announced the launch of Primus Interchange which is a comprehensive application bringing together web self-service, email management, and live web interaction and collaboration. Broad market acceptance of the Web as a delivery vehicle for problem solutions to an enterprise's customers, resellers, channel partners and field representatives through web self-service is critical to the success of our business. Thus, our future success substantially depends on continued growth in the use of the Internet and the continued development of the Internet as a viable commercial communication medium. We cannot be certain that commercial Internet usage will continue to grow as it has in the past. If use of the Internet as a commercial communication medium does not continue to grow or evolves in a way that we cannot address, our business, financial condition and operating results would be materially and adversely affected.

Factors outside our control may make our products less useful.

     The effectiveness of our SolutionSeries products depends in part on widespread adoption and use of our software by customer-support personnel in the extended enterprise and the quality of the solutions they generate. The problem-resolution database is developed by customer-support personnel that create solutions in the workflow and, sometimes, by importing a user's legacy solutions. If customer-support personnel do not adopt and use our products, necessary solutions will not be added to the database, and the database will be inadequate. Some of our users have found that customer-support personnel productivity initially drops while customer-support personnel become accustomed to using our software. If an enterprise deploying our software has not adequately planned for and communicated its expectations regarding that initial productivity decline, customer-support personnel may resist adoption of our software. In addition, if less-than-adequate solutions are created and left uncorrected by a user's quality-assurance processes or if the legacy solutions are inadequate, the database will similarly be inadequate, and the value of our SolutionSeries products to our users will be impaired. Thus, successful deployment and broad acceptance of our SolutionSeries products will depend in part on whether our users effectively roll-out and use our software products and the quality of the users' existing database of solutions, each of which are outside our control.

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

     We incorporate into our products a database licensed from Versant. We are currently working to integrate our products with other databases; however we do not believe that the integrations will be completed for three to five months. Because our products currently rely on Versant's database, we depend on Versant's ability to support the database in a timely and effective manner. Until we finish integration of our products with other databases, losing access to Versant's database would have a material adverse effect on our ability to license our product to new users.

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

     In the last year we added four new members to our senior management team. Our success depends on the performance of our senior management and their ability to work together. Failure to properly integrate them would harm our business. Much of our success also depends on Michael A. Brochu, our president and chief executive officer. The loss of Mr. Brochu's services would harm our business.

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

     Revenues from customers outside the United States represented approximately $2.4 million in the nine months ended September 1999, or 15% of total revenues. A key component to our business strategy is to expand our sales and support operations internationally. Our international operations will continue to be subject to a number of risks. These risks include:

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

     Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers. We have not signed such agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, such breaches.

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

     We are exposed to market risk for the impact of interest rate changes and changes in the market values of our investments. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.
Our investment portfolio is designated as available-for-sale, and accordingly is presented at fair value on the consolidated balance sheet. We have not utilized derivative financial instruments in our investment portfolio.

     We employ established investment policies and procedures to manage the market risk of our marketable securities. The table below provides information about our marketable securities, including principal cash flows through 2001 and thereafter and the related weighted average interest rates.

     Principal (notional) amounts by contractual maturity, unless otherwise stated, in U.S. dollars (thousands):

                                                               After               Fair Value At
                                    1999     2000      2001     2001     Total   September 30, 1999
                                  ------   ------   -------   ------   -------   ------------------
Commercial paper and
   short-term obligations         $7,500   $2,138   $   ---   $  ---   $ 9,638         $ 9,603

Weighted average interest rate      5.19%    5.78%      ---%     ---%     5.32%             --

Corporate notes and bonds            ---    1,000    17,250    7,000    25,250          25,447

Weighted average interest rate       ---%    5.80%     6.14%    5.54%     5.96%             --
                                  ------   ------   -------   ------   -------         -------
  Total portfolio                 $7,500   $3,138   $17,250   $7,000   $34,888         $35,050
                                  ======   ======   =======   ======   =======         =======

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d)  Use of Proceeds

     On June 30, 1999, our registration statement on Form S-1, file number 333-77477, became effective. The offering date was July 1, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were BancBoston Robertson Stephens, Hambrecht & Quist, U.S. Bancorp Piper Jaffray, and FAC/Equities, a division of First Albany Corporation. The offering consisted of 4,772,500 shares of Primus common stock, including 622,500 shares of common stock offered pursuant to the exercise of the underwriters' over-allotment option and 150,000 shares offered by selling shareholders. The aggregate price of the shares offered and sold by Primus was approximately $50.8 million. Proceeds to Primus, after accounting for $3.6 million in underwriting discounts and commissions and approximately $800,000 in other expenses (as of September 30, 1999), were $46.4 million.

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

                             PRIMUS KNOWLEDGE SOLUTIONS, INC.
                             (Registrant)

Date:  November 12, 1999     By: /s/ Elizabeth J. Huebner
                                -----------------------------------------------
                             Elizabeth J. Huebner
                             Executive Vice President, Chief Financial Officer,
                             Secretary and Treasurer
                             (Principal financial and chief accounting officer)


INDEX TO EXHIBITS

Exhibit No.     Description
-----------     -----------
  27.1          Financial Data Schedule.