Form 10-K
period 1999-12-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2000-03-23
CIK 1067797

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 1999

                        Commission File Number: 0-26273

                               ----------------

                       PRIMUS KNOWLEDGE SOLUTIONS, INC.
            (Exact name of Registrant as specified in its charter)

                 Washington                                    91-1350484
       (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                      Identification No.)

                         1601 Fifth Avenue, Suite 1900
                               Seattle, WA 98101
         (Address of principal executive offices, including zip code)

                                (206) 292-1000
             (Registrant's telephone number, including area code)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock $0.025 par value per share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on March 20, 2000, as reported on Nasdaq National Market System was approximately $793.7 million. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding on March 20, 2000, was 17,600,914.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this report is incorporated by reference from the registrant's definitive proxy statement, relating to the Annual Meeting of Shareholders to be held in May 2000, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year to which this report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       PRIMUS KNOWLEDGE SOLUTIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                    PART I
  1.  BUSINESS..........................................................     2
  2.  PROPERTIES........................................................    18
  3.  LEGAL PROCEEDINGS.................................................    18
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    18
  4A. EXECUTIVE OFFICERS OF THE REGISTRANT..............................    18
                                    PART II
  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS..........................................................    20
  6.  SELECTED CONSOLIDATED FINANCIAL DATA..............................    21
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS............................................    21
  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........    29
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................    30
                                   PART III
 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................    30
 11.  EXECUTIVE COMPENSATION............................................    30
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....    30
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................    30
                                    PART IV
 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..    30


  "Primus," "Primus eServer," "Primus Interchange," "Primus eMarketing," "Primus eSales," and "Primus eSupport" are trademarks, registered trademarks, or service marks of Primus. This Annual Report on Form 10-K also contains trademarks and service marks of other companies, which are the property of their respective owners.

                                    PART I

  This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Factors Affecting Our Operating Results" below. These factors may cause our actual results to differ materially from any forward-looking statement.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

ITEM 1. BUSINESS

Overview

  Primus Knowledge Solutions, Inc. is a leading provider of eCRM software that enables companies to maximize the value of customer interactions across multiple communication channels and business processes thereby enhancing customer relationships. Our solution addresses the unique challenges faced by companies implementing an e-business strategy. Our product suite is designed to be a comprehensive software solution that enables companies to effectively manage all major points of customer contact, from marketing to sales to customer support, and create value for both the company and the customer with every interaction. Our software solutions can be deployed as a suite or as individual products, depending on the company's preference and/or immediate need.

  To remain competitive in today's business environment, companies are implementing e-business initiatives to enable them to interact with their customers using both traditional and e-business communication channels, including the Internet, in a way that will maximize the value of each customer interaction. More specifically, these initiatives allow companies to market their products, transact sales, manage customer service, and interact and communicate with customers, partners and suppliers using the Internet and other electronic means. Ultimately, each customer interaction must be maximized for purposes of customer retention, cross-sell and up-sell opportunities, and customer satisfaction to enhance customer relationships. This market phenomenon where companies must provide an integrated, seamless approach to engaging their customers, sales, marketing and support across all communication channels is commonly referred to as eCRM.

Industry Background

  The emergence of the Internet as a business medium has made it imperative for companies across various industries to recreate the way they do business. To remain competitive, companies are implementing e-business initiatives to enable them to interact with their customers using both traditional and e-business communication channels, including the Internet, in a way that will maximize the value of each customer interaction. Early e-business initiatives focused on providing basic Web sites that offered customers little more than product information for marketing purposes. Today, e-business initiatives are designed to provide customers with a unique online experience. More specifically, these initiatives allow companies to market their products, transact sales, manage customer service, and interact and communicate with customers, partners and suppliers using the Internet and other electronic means. Even the most traditional companies have found it difficult to ignore the need to implement an e-business strategy.

  The shift from traditional business practices to doing business online has fundamentally changed the way that companies interact with and think about their customers. Increasingly, companies now realize that they must personalize each customer experience by providing products and support based on each customer's needs that exceed each customer's expectations. To accomplish these goals, businesses must use the Internet as a primary channel to communicate with customers by developing their Web presence. Companies must also find ways to proactively target customers with rich, relevant information. Therefore, companies now realize that they must leverage the Web to proactively reach out to customers, create a personalized rich selling environment and learn from each customer interaction, in order to respond to customer inquiries in real-time and provide a consistent level of service 24 hours a day, seven days a week.

  Given the changing nature of business today, there are inherent challenges associated with becoming an e-business and interacting with customers in this new environment. Customers now have higher expectations and experience lower switching costs when changing vendors because competition is just a click away. Customers also expect to have the same experience regardless of the communication channel used to interact with a business. Companies must also view each customer in an integrated way, meaning that their marketing, sales and support business processes must work together. Further, companies must realize that the customer is now an active, informed participant. Ultimately, each customer interaction must be maximized for purposes of customer retention, cross-sell and up-sell opportunities, and customer satisfaction to enhance customer relationships.

  Although companies have recognized the need to implement eCRM initiatives that leverage the Internet to enhance customer relationships, the solutions previously available have not been comprehensive enough to address all of these challenges. There are various point solutions designed to address each distinct business process, specifically marketing, sales and support, but these solutions are limited to addressing the needs of each specific business function. For example, the knowledge that a customer had a support interaction about a product last week, can guide a company's next marketing initiative as much as the knowledge of what a customer bought last quarter, can drive an additional sale the next day. The value created by taking these disparate internal systems and connecting them by using a knowledge-enabled approach that benefits both the business and the customer is a valuable resource. Although the value of integrating these various point solutions to maximize the benefit of each customer interaction is apparent, previous attempts have proven to be costly and inefficient and have failed to integrate each business process in a seamless manner. There are also various solutions focused on addressing specific communication channels like telephone, email or the Web, but these solutions typically create discrete silos of information that are not readily accessible across other communication channels the solutions are servicing.

  To adequately address today's market requirements, companies need an integrated, comprehensive eCRM software solution that enables them to maximize the value of customer interactions across multiple communication channels and business processes thereby enhancing customer relationships. The Internet and advances in technology enable e-businesses to actively enhance individual customer interactions and leverage the knowledge captured on an individual basis to enhance a company's interactions with all of its customers. The value of this to an e-business becomes immediately apparent when customers believe that they are being responded to in a proactive and holistic fashion. This is the area where eCRM systems can have the most dramatic impact.

Primus Solution

  We are a leading provider of eCRM software that enables companies to maximize the value of customer interactions across multiple communication channels and business processes thereby enhancing customer relationships. Our solution addresses the unique challenges faced by companies implementing an e-business strategy.

  Our solution has the following key characteristics:

  Comprehensive eCRM platform. Our solution is designed to enable companies to integrate marketing, sales and support business processes seamlessly across multiple communication channels. This eliminates the need to purchase various point products designed to address discrete business functions and provides for a more easily deployable, complete e-business solution. Companies can ensure that institutional knowledge gained from interactions across all communication channels, including the Internet, will be absorbed and communicated company-wide so that the entire enterprise can apply this knowledge to future interactions.

  Holistic approach. Companies can maximize each customer interaction by gaining a holistic view of the customer. Companies are able to enhance ongoing customer relationships by integrating the three core front office business processes, marketing, sales and support. In addition, from the customer's perspective, it allows for seamless interaction throughout the customer lifecycle.

  Scalable Web architecture. Companies have proven our solution in demanding, transaction heavy environments. For example, one company demonstrated that Primus e-Support is scalable to over 500,000 user accesses per month. In addition, many companies have purchased our solution to be used by thousands of employees, and hundreds of thousands of their customers and partners on a global basis.

  Rapid ROI. Our solution can be rapidly implemented and easily customized, thus allowing for minimum downtime before companies realize the benefits of choosing our solution. In addition, the extensive business functionality provided by our solution allows companies to realize more immediate benefits such as reduced support costs, enhanced customer satisfaction and increased productivity. By providing a comprehensive application suite, our solution reduces the need for companies to go through the time-consuming task of integrating various business processes.

Primus Strategy

  Our objective is to further establish our leadership position in providing Web-based, interactive customer relationship management software applications.

  Our strategy to achieve this objective is to:

  Extend our leadership in integrated eCRM solutions. In the near term, we believe that our customers will demand greater functionality and product depth from their eCRM solutions. We intend to broaden our current product suite to integrate with all aspects of e-business solutions. This integration will both extend across internal business functions, marketing, sales and support and others, as well as extend across channels of customer communication, both internal and external. Using this integrated approach, we will provide an even more complete eCRM solution for leading-edge companies so that they can better serve their customers' needs.

  Target additional vertical markets and capitalize on business-to-business opportunities. Initially, we focused our sales and marketing efforts on serving the electronic support and problem-resolution needs of technology-based industries such as software, hardware and telecommunications. More recently, we have broadened the reach of our product suite to encompass customer service and support in other industries with characteristics similar to those of technology-based industries. In the emerging business-to-business market space, companies are confronted with challenges such as a dynamic and rapidly changing business environment, advanced technological functionality and competitive differentiation based on service and support. We have broadened our product functionality in order to pursue companies in the emerging business-to-business vertical markets. Specifically, we have established relationships with companies in the manufacturing, consumer electronics and financial services industries. We will continue to pursue companies in these sectors as well as additional opportunities in other vertical markets.

  Build additional strategic and distribution relationships. We intend to strengthen and expand our current relationships and build new ones with leading systems consultants and integrators. We believe that these strategic relationships will provide us with additional sales opportunities and further leverage our implementation resources. In addition, we are exploring relationships with complementary software and other technology vendors. Concurrently, we intend to establish an indirect distribution channel to complement our direct sales force.

  Grow our international presence. To capitalize on the Internet as a global communications medium we have established international offices in the United Kingdom. Our product architecture is designed to support multiple languages. Our product currently supports the display of content in Japanese, and we plan to offer versions of our product in other languages as well.

Products

  The Primus eCRM product suite is designed to be a comprehensive software solution that enables companies to effectively manage all major points of customer contact, from marketing to sales to customer support, and create value for both the business and the customer with every interaction. Our software solutions can be deployed as a suite or as individual products, depending on the company's preference and/or immediate need. License fees for our software depend upon the specific application licensed and typically are based on a per-user basis, or, based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software.

  The following summarizes the current products that comprise the Primus eCRM software suite:

 Primus eServer

  Primus eServer is the foundation of the Primus eCRM suite. It enables eBusinesses to dynamically capture, share, and manage knowledge to enhance their customers' experiences and increase the effectiveness of each interaction. Primus eServer can be used to support all phases of the customer lifecycle, from new requests for information or service, to secondary customer interactions that would benefit from previous knowledge captured in the knowledge base. An example of this is capturing the knowledge that a customer has experienced repetitive customer service issues with a specific product, and using that knowledge proactively to offer that customer a discounted upgrade for a newly-released product that will solve their service issues. Primus eServer is built on the Primus Associative Search Engine, which provides sophisticated search functionality. Primus eServer provides:

  .  a flexible workflow system for integrating business processes

  .  natural language searching that allows users to query in their own words

  . fast, accurate search results based on the Primus Associative Search Engine, a Primus proprietary search algorithm

  .  real-time knowledge capture and publishing via the Web

 Primus Interchange

  Primus Interchange manages customer interactions across multiple channels of communication. The product also includes sophisticated email management and response software. When a customer email is submitted to the company, Primus Interchange automatically analyzes the content of the email and searches the knowledge base of Primus eServer, to return an email message that includes a relevant solution or response to the inquiry. If a solution is unavailable, the request is intelligently routed to the appropriate personnel within the company. Primus Interchange provides:

  .  robust email management and routing

  .  auto-response email through integration with Primus eServer

  .  multi-channel communication management

  .  a fully customizable user interface

  .  integration capabilities to legacy systems

 Primus eMarketing

  Primus eMarketing provides an end-to-end integrated solution for creating, managing and maintaining Web marketing content and managing personalized Internet and email marketing campaigns. The application is designed to help a business acquire new customers and build relationships with the customers they already have. Our emarketing applications were obtained as a result of our December 1999 acquisition of Imparto Software Corporation. Primus eMarketing provides:

  . customizable, Web-based content templates to easily create and publish marketing content and to execute Internet and email marketing campaigns

  .  Web response forms to capture customer input

  . reporting and management tools to evaluate the effectiveness and results of electronic campaigns

  . a workflow management system that can be customized to unique internal marketing processes

 Primus eSales

  Primus eSales is a Web-based application that offers a customer the ability to define their purchase requirements, find the most appropriate product or service, configure custom solutions that fit their needs and compare purchase alternatives before placing an order. Primus eSales can enhance the effectiveness of direct and indirect sales approaches, help drive revenues and enable reduced operational costs. Our esales applications were obtained as a result of our January 2000 acquisition of 2order.com, Inc. Primus eSales provides:

  .  Web-based sales assistance based on customer input preferences and needs

  . real-time sales configuration, price quotes and product/service availability

  .  comparative purchasing capabilities

  .  personalization based on unique customer attributes

  .  real-time sales negotiation based on sale attribute tradeoff system

  . integration tools for seamless integration to commerce and supply-chain systems

  . cross-selling and up-selling capabilities to maximize revenue potential of each customer interaction

 Primus eSupport

  Primus eSupport provides a Web-based front end for customer self-service and access to customer service solutions through the web 24 hours a day, seven days a week. Primus eSupport application can be utilized by a company to support multiple groups, including customers, partners and internal employees. Consistent with our knowledge enabled approach, information captured from unresolved self-service sessions is passed along to company personnel to avoid re-entry and to ensure efficient resolution for the customer and the company. Primus eSupport provides:

  . an intuitive user interface and flexible workflow system to support individual problem solving preferences

  .  natural language searching that allows users to query in their own words

  .  customer feedback capabilities for the self-service system

  .  an escalation workflow system

  .  real-time availability to new solutions added to the knowledge base

  . standard reports to monitor and manage the effectiveness of the support system

Product Architecture

  The following diagram illustrates the architecture of our Primus eCRM suite:

                     [FLOWCHART OF OUR eCRM PRODUCT SUITE]

  Our products use a multi-tiered architecture to meet the eCRM needs of today's businesses. We use industry-standard platforms, components and communications interfaces to provide eCRM software that is designed to be reliable, maintainable and scalable, and to provide high performance on a 24 hour basis. Our flexible architecture adapts to a range of needs, from a single desktop to enterprise systems that support thousands of users.

  Our Primus eServer software runs on either Windows NT or Sun Solaris systems in single- or multi-processor configurations. Our client software runs in a fully customizable interface accessed through a Web browser. The core tier of our solution is the database server. The next tier is the application search server that contains the search logic and knowledge domain model. The last tier is comprised of web server interfaces that contain the personalization and customization layers of the solution. We currently support Microsoft SQL Server, Oracle and Versant databases.

Customer Support and Professional Services

  We believe that high-quality customer support and professional services are required for continued growth and increased sales of our products. We have made significant investments to increase the size of our support and services organization in the past and plan to continue to do so in the future. As of December 31, 1999, our customer support and professional services organization consisted of 51 employees.

  Consulting. Our consulting teams work closely with our customers prior to product implementation to review a customer's business objectives and information technology infrastructure in order to assist the customer in determining Primus solutions that will best suit the customer's needs. Thereafter, our consultants install, integrate and implement our software in the user's environment.

  Training. We provide training classes in conjunction with our products, including end-user training and advanced technical training regarding the implementation and administration of our products. Classes are offered at customer sites and at our Seattle office. We also provide training classes for third-party partners, such as service providers and systems integrators.

  Customer Support. We typically provide technical support 12 hours a day, five days a week in North America. We offer similar services in the United Kingdom and Japan. On-call support for priority matters is also available 24 hours a day, 7 days a week. We offer support via telephone, fax, email and Web-based self-service.

Customers

  Initially, our sales efforts targeted large enterprises in dynamic, technology-related industries that offer external customer support. Recently, we have broadened our sales focus to include additional verticals and enterprises of a wide variety of sizes that are interested in implementing, or in the process of building, an e-business strategy. As of December 31, 1999, we had licensed our solution to approximately 95 domestic and international customers. The following is a list of our customers that have purchased in excess of $100,000 of software and related services:

   IT--Software        Accrue Software              Novell
                       Attachmate                   Peregrine Systems
                       Best Software                Pervasive Software
                       Brio Technology              QAD
                       Checkpoint Software          Sterling Commerce
                       MAPICS                       Versant
                       Microsoft                    Wind River
                       Network Associates

 ----------------------------------------------------------------------
   IT--Hardware        3Com                         Micron
                       Amdahl                       Network Appliance
                       Compaq                       SGI
                       EMC                          Teradyne
                       Fujitsu                      Xerox
                       IBM (formerly Sequent)

 ----------------------------------------------------------------------
   IT Services         Client Logic                 Origin
                       EDS                          Softlab
                       Entex

 ----------------------------------------------------------------------
   Telecommunications  AT&T                         Motorola
                       EHPT Sweden AB               Nortel Networks
                       Ericsson                     Rockwell
                       Jetstream Communications     Sprint
                       KPN                          Williams
                       Lucent

 ----------------------------------------------------------------------
   Internet Service    Cable & Wireless             RCN
   Providers           GTE Internetworking          UUNet
                       PSInet

 ----------------------------------------------------------------------
   Manufacturing       3M                           Caterpillar
                       BMW                          Simplex

 ----------------------------------------------------------------------
   Other               Acxiom                       Inacom
                       CGU Life                     Janeros Corporation
                       Dixons                       RSA Security
                       Giddings and Lewis           Starbucks
                       Hello Direct

Sales and Marketing

  We market and sell our products primarily through a direct sales force. Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic relationships with third parties. We have sales offices in Seattle, Atlanta, Boston, Chicago, Dallas, Minneapolis, Palo Alto and Reston and in the United Kingdom. Our field sales force, which includes both sales representatives and sales engineers, is organized into regional teams, complemented by direct telesales based at our headquarters in Seattle. We currently plan to add a significant number of sales representatives and sales engineers in other domestic and international locations. To date, significantly all of our efforts have been targeted at customer-service and support organizations in the information technology and telecommunications industries. These efforts are directed at key executives and personnel responsible for the organizations' customer service and support strategies and operations.

  Our marketing department is focused on creating awareness of our products and services and generating interest in our solution. We conduct comprehensive marketing and branding programs, which may include direct mail, public relations, Web-based lead generation, telemarketing lead generation, advertising, trade shows and seminars. Many of our marketing activities are done in collaboration with our strategic consulting and software partners. Our marketing department also coordinates our participation in industry tradeshows and forums, secures speaking engagements for our executives and establishes and maintains close relationships with recognized industry analysts and our customer base. As of December 31, 1999, our sales and marketing staff consisted of 69 employees.

  Our products are marketed and distributed in Japan by Primus KK, a joint venture owned by Trans Cosmos Inc. and Primus. Our distribution arrangements provide Trans Cosmos with exclusive worldwide distribution rights to the Japanese version of our Primus eServer products and provide Primus KK with exclusive distribution rights in Japan, and nonexclusive distribution rights in Korea, to the English and Japanese versions of our Primus eServer and Primus eSupport products. The rights regarding our Primus eServer product expire in September 2000. The other rights are renewable for one-year terms. The agreements are terminable by either party upon breach.

Product Development

  We have been a leader in developing innovative eCRM software and were one of the first companies to use associative problem-solving technology. We believe that a technically skilled, highly productive software development organization will continue to be a key component of our success. As of December 31, 1999, our product development team consisted of 73 full-time employees. Our current development efforts include completing the integration of the products we obtained in the Imparto and 2order.com acquisitions with our existing products.

Competition

  The market for our products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our suite of products compete against various vendor software tools designed to address a specific element or elements of the complete set of eCRM processes, including Internet communications, esupport, esales and emarketing. We also face competition from in-house designed products and third-party custom development efforts. Below is a table of eCRM competitive vendors:

     eCRM element                 Vendor(s)

   -----------------------------------------------------------------------
     Internet Communications      eGain, Kana and Mustang

   -----------------------------------------------------------------------
     eSupport                     Brightware, Quintus and Servicesoft

   -----------------------------------------------------------------------
     eSales                       Calico, Firepond, Selectica and Trilogy

   -----------------------------------------------------------------------
     eMarketing                   Annuncio, Broadbase and E.piphany

   -----------------------------------------------------------------------
     Combination                  Onyx and Silknet

  In addition, companies providing e-commerce and traditional customer relationship management solutions that may compete with us include Broadvision, Clarify, Oracle, Peoplesoft, Siebel and Vignette.

  The principal competitive factors in our industry include:

                                           .  product ease-of-use
  .  vendor and product reputation
                                           .  the quality of customer support
  .  customer referenceability                services, documentation and
                                              training
  .  measurable economic return
                                           .  the quality, speed and
  .  product quality, performance and         effectiveness of application
     price                                    deployment services

  .  breadth of product functionality      .  the effectiveness of sales and
     and features                             marketing efforts

  .  product scalability                   .  product integration with other
                                              enterprise applications
  .  the availability of products on
     the Internet and multiple
     operating platforms

  As the market for eCRM software matures, it is possible that new and larger companies will enter the market, existing competitors will form alliances, or current and potential competitors could acquire, be acquired by or establish cooperative relationships with third parties. The resulting organizations could have greater technical, marketing and other resources, improve their products to address the needs of our existing and potential users, thereby increasing their market share. Increased competition could result in pricing pressures, reduced margins or failure of our products to achieve or maintain market acceptance.

  Although we believe that our products and services currently compete favorably with respect to such factors and that we hold a leadership position compared to our competitors in the eCRM market, we can't provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Proprietary Information

  Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers. We pursue the registration of certain of our trademarks and service marks in the United States and in certain other countries, but we have not secured registration of all our marks.

Employees

  As of December 31, 1999, we had 223 employees, including 11 U.K.-based employees. These included 69 in sales and marketing, 51 in client services and support, 73 in product development and 30 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe our relationship with our employees is good. In addition, we regularly supplement our workforce with consultants.

  Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel.

Recent Acquisitions

  On December 14, 1999, pursuant to an Agreement and Plan of Merger dated as of December 12, 1999 we acquired Imparto Software Corporation. Imparto is a provider of business-to-business mid-market solutions for building relationship enabled websites that drive customer acquisition and customer satisfaction. As a result of the acquisition, we issued 913,788 shares of our common stock for all of the issued and outstanding capital stock of Imparto. In addition, options and warrants to purchase capital stock of Imparto were converted into options and warrants to acquire 86,212 shares of our common stock. We have accounted for this transaction as a pooling of interest.

  On January 21, 2000, pursuant to an Agreement and Plan of Merger, dated as of January 8, 2000, we acquired 2order.com, Inc. 2order.com develops and markets software that acts as a personal sales assistant, helping buyers define requirements and configure custom solutions. As a result of the acquisition, we issued 1,506,127 shares of our common stock for all of the issued and outstanding capital stock of 2order. In addition, options and warrants to acquire capital stock of 2order were converted into options and warrants to acquire 150,378 shares of our common stock. We have accounted for this transaction as a pooling of interest.

Factors Affecting Our Future Operating Results

  You should carefully consider the risks and uncertainties described below and the other information in this Annual Report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

 We have incurred operating losses and we may not be profitable in the future.

  We have incurred net losses in each quarter since inception and we expect to continue to incur net losses for the foreseeable future. As of December 31, 1999, we had an accumulated deficit of $46.4 million. We expect to continue to devote substantial resources to expand our product development, sales and marketing and our customer support and professional service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  We derive a significant portion of our product license revenues in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially adversely affected if we are unable to complete one or more substantial license sales or implementations planned for that quarter.

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

  Under applicable accounting rules, we may experience further variability in our license revenues from quarter to quarter due to factors outside our control, including:

  .  whether we are providing implementation services

  .  whether implementation is delayed or takes longer than expected

  .  variability in the mix of new and existing customers

  Where we are implementing the software, we will account for the agreement as an item of deferred revenue and will recognize the revenue over the period of implementation. Most of our new customers begin implementation within 30 to 60 days of signing a license agreement. Once commenced, implementation of our products typically ranges from 30 to 45 days, an improvement from prior years when installations took 60 to 90 days. We can't, however, guarantee that customers will begin implementation or that we will always be able to implement our software within those time periods. Thus, all of our deferred license revenue may not be recognized within the originally expected time period.

 Seasonality may adversely affect our quarterly operating results.

  We expect to experience seasonality in our license revenue. To date, we believe that seasonality has been masked by other factors, such as large orders and the timing of personnel changes in our sales staff. Our customers' purchase decisions are often affected by fiscal budgetary factors and by efforts of our direct sales force to meet or exceed sales quotas. As a result, we expect new business in the last quarter of a year to be greater than new business in the first quarter of the following year. One effect of our revenue recognition policy, however, is that revenue recognized in a quarter will typically not reflect all of the new license agreements signed and shipped in that quarter. Because revenue recognized in a given quarter may be primarily associated with new business in prior quarters, revenue in the first quarter may be higher than revenue recognized in the previous fourth quarter.

 The limited sales history of our products makes it difficult to evaluate our business and prospects.

  We released our first eCRM product in August 1996. As of December 31, 1999, approximately 95 companies licensed one or more of our eCRM products. Accordingly, the basis upon which you can evaluate our prospects in general, and market acceptance of our products in particular, is limited. For our business to succeed, the market for eCRM software will have to grow significantly, and we will have to achieve broad market acceptance of our products.

 If e-business sales and marketing solutions are not widely adopted, we may not be successful.

  We are broadening our current product suite to integrate with various aspects of e-business solutions. These products address a new and emerging market for e-business sales and marketing solutions. The failure of this market to develop, or a delay in the development of this market, would seriously harm our business. The success of e-business sales and marketing solutions depends substantially upon the continued growth and the widespread adoption of the Internet as a primary medium for commerce and business applications. The Internet infrastructure may not be able to support the demands placed on it by the continued growth upon which our success depends. Moreover, reliability, cost, accessibility, security and quality of service remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication over the Internet.

 We rely on sales of only one product family.

  Product license revenues and related services from our Primus eServer and Primus eSupport products accounted for approximately 96% of our total revenues during fiscal 1999, and we expect these products to continue to account for a substantial portion of our revenues through the first six months of fiscal 2000. As a result, factors adversely affecting the demand for these products and our eCRM products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of eCRM products and our ability to develop and sell enhanced versions of our eCRM products.

 Factors outside our control may make our products less useful.

  The effectiveness of our eCRM products depends in part on widespread adoption and use of our software by an enterprise's personnel, partners and customers and the value derived by each such usage. In addition, the effectiveness of our knowledge-enabled approach is dependent upon a current database. If customer-support personnel do not adopt and use our products, necessary solutions will not be added to the database, and the database will be inadequate. If an enterprise deploying our software fails to maintain a current database, the value of our eCRM products to our users will be impaired. Thus, successful deployment and broad acceptance of our eCRM products will depend in part on the quality of the users' existing database of solutions, which is outside our control.

 The high level of competition in our market may result in pricing pressures, reduced margins or the failure of our products to achieve market acceptance.

  The market for our products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our suite of products competes against various vendor software tools designed to address a specific or elements of the complete set of eCRM processes, including Internet communications, esupport, esales and emarketing. We also face competition from in-house designed products and third-party custom development efforts.

  In addition, companies providing e-commerce and traditional customer relationship management solutions that may compete with us include Broadvision, Clarify, Oracle, Peoplesoft, Siebel and Vignette.

  The principal competitive factors in our industry include:

  .  vendor and product reputation          .  product ease-of-use

  .  customer referenceability              .  the quality of customer support
                                               services, documentation and
  .  measurable economic return                training

  .  product quality, performance           .  the quality, speed and
     and price                                 effectiveness of application
                                               development services
  .  breadth of product
     functionality and features             .  the effectiveness of sales and
                                               marketing efforts
  .  product scalability
                                            .  product integration with other
  .  the availability of products on           enterprise applications
     the Internet and multiple
     operating platforms

  As the market for eCRM software matures, it is possible that new and larger companies will enter the market, existing competitors will form alliances or current and potential competitors could acquire, be acquired by or establish cooperative relationships with third parties. The resulting organizations could have greater technical, marketing and other resources and improve their products to address the needs of our existing and potential users, thereby increasing their market share. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

 If we do not integrate Imparto's and 2order.com's technology quickly and effectively, many of the potential benefits of these acquisitions may not be realized.

  We intend to integrate Imparto's and 2order.com's technology into our own products. We cannot assure you that we will be able to integrate Imparto's and 2order.com's technology quickly and effectively. In order to obtain the benefits of these acquisitions, we must make Imparto's and 2order.com's technology, products and services operate together with our technology, products and services. We may be required to spend additional time or money on integration which would otherwise be spent on developing our business and services or other matters. If we do not integrate these technologies effectively or if management and technical staff spend too much time on integration issues, it could harm our business, financial condition and results of operations. In addition, the success of these acquisitions will also depend on our ability to successfully integrate and manage the acquired operations and retain or replace the key employees of the companies we acquired.

 The loss of access to, or a problem with, Versant's database could adversely affect our business.

  Historically, we incorporated a database licensed from Versant into our products. Presently, our products support Microsoft SQL Server, Oracle and Versant databases. Because the products we have shipped to date, however, rely on Versant's database, we continue to depend on Versant's ability to support the database in a timely and effective manner.

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

  If sales of new licenses increased rapidly or if we were to sign a license agreement for a particularly large or complex implementation, our customer support and professional services personnel may be unable to meet the demand for implementation services. In that case, if we were unable to retain or hire highly trained consulting personnel or establish relationships with third-party systems-integrators and consultants to implement our products, we would be unable to meet customer demands for implementation and educational services related to our products.

 Our failure to attract and retain skilled technical personnel in a tight labor market may adversely affect our product development, sales and customer satisfaction.

  Qualified technical personnel are in great demand throughout the software industry. The demand for qualified technical personnel is particularly acute in the Pacific Northwest, due to the large number of software companies and the low unemployment in the region. Our success depends in large part upon our continued ability to attract and retain highly skilled technical employees, particularly software architects and engineers. Our failure to attract and retain the highly-trained technical personnel that are integral to our direct sales, product development and customer support teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, financial condition and operating results.

  The market price of our common stock has increased substantially since our initial public offering in July 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive. In that case, our ability to attract employees will be adversely affected.

 Acquisitions could disrupt our business and harm our financial condition.

  In order to remain competitive, we may find it necessary to acquire additional businesses, products and technologies. In the event that we do complete an acquisition, we could be required to do one or more of the following:

  . issue equity securities, which would dilute current shareholders' percentage ownership

  .  assume contingent liabilities

  .  incur a one-time charge

  .  amortize goodwill and other intangible assets

  We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we acquire. These difficulties could disrupt our ongoing business, divert management resources and increase our expenses.

 Failure to properly integrate our management team would adversely affect our business.

  In the last year we added three new members to our senior management team, none of whom worked together prior to joining Primus. Our success depends on the performance of our senior management and their ability to work together. Failure to properly integrate them would harm our business. Much of our success also depends on Michael A. Brochu, our president and chief executive officer. The loss of Mr. Brochu's services would harm our business.

 Our international operations are subject to additional risks.

  Revenues from customers outside the United States represented approximately $4.3 million in fiscal 1999, or 17% of our total 1999 revenues. We currently customize our products for the Japanese market. In the future, we plan to develop additional localized versions of our products. Localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

  .  longer sales cycles

  .  greater difficulty or delay in accounts receivable collection

  .  import and export restrictions and tariffs

  .  difficulties in staffing and managing foreign operations

  .  political and economic instability

  Our international operations also face foreign-currency-related risks. To date, substantially all of our revenues have been denominated in U.S. dollars, but we believe that in the future, an increasing portion of our revenues will be denominated in foreign currencies, including the Euro. The Euro is an untested currency and may be subject to economic risks that are not currently contemplated. Fluctuations in the value of the Euro or other foreign currencies may have a material adverse effect on our business, operating results and financial condition.

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

  Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, including traditional CRM software sold by Clarify, Onyx, Remedy, Siebel and Peoplesoft. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs' interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products' integration with future systems.

 Our stock price has been volatile.

  The market price of our common stock has been highly volatile and is subject to wide fluctuations. We expect our stock price to continue to fluctuate:

  .  in response to quarterly variations in operating results

  . in response to announcements of technological innovations or new products by us or our competitors

  .  because of market conditions in the enterprise software industry

  . in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors

  . in response to our announcements of significant acquisitions, strategic relationships or joint ventures

  .  in response to sales of our common stock

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

  If any of our products violate third party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties, and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to similar technologies. In addition, other companies have filed trademark applications for marks similar to the names of our products. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management's attention and resources to defend against any claims relating to proprietary rights, which could materially and adversely affect our financial condition and operations. Parties making such claims could secure a judgment awarding them substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Any such outcome could have a material adverse effect on our business, financial condition and operating results.

 Control by inside shareholders of a large percentage of our voting stock may permit them to influence us in a way that adversely affects our stock price.

  Our officers, directors and affiliated entities together beneficially own approximately 32.8% of the outstanding shares of our common stock as of December 31, 1999. As a result, these shareholders are able to influence all matters requiring shareholder approval and, thereby, our management and affairs. Some matters that typically require shareholder approval include:

  .  election of directors

  .  certain amendments to our articles of incorporation

  .  merger or consolidation

  .  sale of all or substantially all our assets

  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

 Our articles of incorporation and bylaws and Washington law contain provisions that could discourage a takeover.

  Specific provisions of our articles of incorporation and bylaws and Washington law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

  Our articles of incorporation and bylaws establish a classified board of directors, eliminate the ability of shareholders to call special meetings, eliminate cumulative voting for directors and establish procedures for advance notification of shareholder proposals. The presence of a classified board and the elimination of cumulative voting may make it more difficult for an acquirer to replace our board of directors. Further, the elimination of cumulative voting substantially reduces the ability of minority shareholders to obtain representation on the board of directors.

  Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of Primus and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

  Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Prohibited transactions include, among other things:

  . a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from, the acquiring person

  .  termination of 5% or more of the employees of the target corporation

  . allowing the acquiring person to receive any disproportionate benefit as a shareholder

  A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of Primus.

  The foregoing provisions of our charter documents and Washington law could have the effect of making it more difficult or more expensive for a third party to acquire, or could discourage a third party from attempting to acquire Primus. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future of our common stock.

 Changes in accounting standards could affect the calculation of our future operating results.

  In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, "Software Revenue Recognition," and later amended its position by its Statement of

Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2 and Statement of Position 98-4. The AICPA has also issued Statement of Position 98-9, which is effective for transactions we enter into beginning January 1, 2000. However, full implementation guidelines for these standards have not yet been issued. Once available, such implementation guidelines could lead to unanticipated changes in our current revenue accounting practices which could materially adversely affect our business, financial condition and operating results. Additionally, the accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board, are reviewing the accounting standards related to stock-based compensation. Any changes to these standards or any other accounting standards could materially adversely affect our business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 You should not unduly rely on forward-looking statements because they are inherently uncertain.

  You should not rely on forward-looking statements in this document. This document contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future" and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. The forward-looking statements contained in this document are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this document.

ITEM 2. PROPERTIES

  Our principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 49,750 square feet in an office tower in Seattle. Our principal lease expires on October 31, 2005. We also lease other domestic sales and services offices in Atlanta, Boston, Chicago, Dallas, Minneapolis, Palo Alto and Reston. We maintain international offices in the United Kingdom. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

  We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders during our fourth quarter.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by Item 10 of Form 10-K with respect to executive officers of Primus is set forth below. Our executive officers are appointed by the Board of Directors. There are no family relationships among any our executive officers or directors.

  Our executive officers as of March 20, 2000 are as follows:

          Name           Age                                  Position
          ----           ---                                  --------
Michael A. Brochu.......  46 President, Chief Executive Officer and Chairman of the Board
Elizabeth J. Huebner....  42 Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Patricia L. Cox.........  39 Vice President of Customer Services
Norman S. Guadagno......  36 Vice President of Worldwide Marketing
Kim M. Nelson...........  44 Vice President of Worldwide Sales and Services
Edward L. Walter........  50 Vice President of Product Development and Technology
Diana K. Wong...........  49 Vice President of Human Resources

  Michael A. Brochu has served as our President and Chief Executive Officer since November 1997 and was named Chairman of our Board in December 1998.
Mr. Brochu was President and Chief Operating Officer of Sierra On-Line, Inc., an interactive software publisher, from June 1994 until October 1997. Mr. Brochu is also a member of the board of directors of Primus KK and is chairman of the board of directors of OnHealth Network Company, a publicly-traded Internet content provider of public-health information. Mr. Brochu received his B.B.A. in accounting and finance from the University of Texas at El Paso.

  Elizabeth J. Huebner has served as our Executive Vice President since August 1999 and our Chief Financial Officer since June 1998. Ms. Huebner was named Secretary and Treasurer in April 1999. From June 1998 to August 1999 Ms. Huebner was a Vice President of Primus. From March 1996 to July 1998, Ms. Huebner was the Chief Financial Officer of Fluke Corporation, a manufacturer of electronic test tools. From March 1992 until March 1996, Ms. Huebner was a Vice President of Finance for AT&T Wireless. Ms. Huebner received her B.S. in accounting from the University of Utah.

  Patricia L. Cox has served as our Vice President of Customer Services since March 1998. From January 1997 to March 1998, Ms. Cox was a Regional Services Manager for Lawson Software. From April 1993 to December 1996, Ms. Cox was a Regional Consulting Manager for Platinum Software Corporation. Ms. Cox received her B.S. in computer information systems from Bentley College.

  Norman S. Guadagno has served as our Vice President of Worldwide Marketing since June 1999. From February 1999 to June 1999, Mr. Guadagno was Vice President of Product Management at MyGeek.com, a privately held electronic commerce company. From April 1998 to February 1999, Mr. Guadagno was Vice President of Marketing and General Manager of Pentawave, a software electronic commerce company. Mr. Guadagno held several marketing and product management positions at Oracle Corporation from February 1994 to February 1996 and February 1997 to April 1998. From August 1996 to February 1997, he held a senior product marketing and management position with Portal Software. Mr. Guadagno received his B.A. in psychology from the University of Rochester and his M.A. in psychology from Rice University.

  Kim M. Nelson has served as our Vice President of Worldwide Sales and Services since January 1999. From June 1993 to December 1998, Mr. Nelson held several positions at Oracle Corporation, including Area Vice President of Sales, Vice President of Field Operations and Vice President of Sales for Oracle Business Online. Mr. Nelson received his B.S. in business from the University of Colorado.

  Edward L. Walter has served as our Vice President of Product Development and Technology since February 1999. Mr. Walter founded Simplications, LLC, a developer of seminars on interactive product creations in June 1998 and served as its managing partner until December 1998. From October 1995 to May 1998, Mr. Walter was the Vice President of Engineering of Lexant, a software company. From March 1991 to October 1994, he was the Vice President of Engineering of Aldus Corporation, a software company. Mr. Walter currently serves as an associate professor for the Institute of Design at the Illinois Institute of Technology. Mr. Walter received his B.S. in psychology from Duke University.

  Diana K. Wong has served as our Vice President of Human Resources since October 1999. From December 1998 to October 1999, Ms. Wong was the Executive Vice President of Human Resources for Data Dimensions, a technical consulting firm. From February 1993 to November 1998, Ms. Wong was a Vice President of Human Resources for AT&T Wireless. Ms. Wong received her B.A. from California State University Sacramento and her M.B.A. from the University of Washington.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Market Price of Common Stock

  On June 30, 1999, the SEC declared effective the Company's Registration Statement on Form S-1 (Registration No. 333-77477) as filed with the SEC in connection with the Company's Initial Public Offering. The offering consisted of 4,772,500 shares of Primus common stock, including 622,500 shares of common stock offered pursuant to the exercise of the underwriters' over-allotment option and 150,000 shares offered by selling shareholders. The aggregate price of the shares offered and sold by Primus was approximately $50.8 million. Proceeds to Primus, after accounting for $3.6 million in underwriting discounts and commissions and approximately $1.0 million in other expenses were $46.2 million.

  Since our initial public offering, our common stock has traded on the Nasdaq National Market under the symbol PKSI. The following table sets forth, for the period indicated, the high and low closing prices of the common stock as reported on the Nasdaq National Market. These prices do not include retail markups, markdowns, or commissions.

                              COMMON STOCK PRICE

     Period                                                        High   Low
     ------                                                       ------ ------
     July 1, 1999--September 30, 1999............................ $31.88 $17.56
     October 1, 1999--December 31, 1999.......................... $56.13 $24.38

  The closing sale price of the common stock on December 31, 1999 was $45.31. On March 20, 2000 the closing price reported on the Nasdaq National Market System for the common stock was $100.88.

  The market price of our common stock has fluctuated significantly.

Holders of Common Stock

  As of March 20, 2000, there were approximately 246 shareholders of record of our common stock and 17,600,914 shares of common stock outstanding.

Dividend Policy

  We have never paid any cash dividends on the common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain any future earnings for use in our business. In addition, the terms of our current credit facilities prohibit us from paying dividends without our lender's consent.

Recent Sales of Unregistered Securities

  During the period covered by this report on Form 10-K, we issued and sold unregistered securities as follows:

  . On March 18, 1999, we issued 1,333 shares of common stock, valued at $6.00 per share, to an accredited investor in conjunction with a donation for a charitable auction.

  . On March 31, 1999, we issued 91,389 shares of common stock to five current shareholders and five new accredited investors for $9.00 per share or an aggregate price of $1,128,924.

  . From January 1, 1999 through June 30, 1999, we granted stock options to purchase an aggregate of 940,703 shares of common stock with exercise prices ranging from $6.00 to $11.00 per share, under three of our stock option plans.

  . On December 14, 1999, we issued an aggregate of approximately 1,000,000 shares of our common stock in exchange for all of the outstanding capital stock and options and warrants to purchase capital stock of Imparto.

  The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data and other operating information are derived from our consolidated financial statements. The consolidated statement of operations and balance sheet data presented below were derived from our audited consolidated financial statements. When you read this selected consolidated financial data, it is important that you also read the historical consolidated financial statements and related notes included in this Form 10-K, as well as the section of this Form 10-K related to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                   Fiscal Year Ended December 31,
                          -----------------------------------------------------
                            1999       1998       1997       1996       1995
                          ---------  ---------  ---------  ---------  ---------
                                (In thousands, except per share data)
Consolidated Statement
 of Operations Data:(1)
  Revenue...............  $  25,144  $   9,562  $   6,483  $   2,874  $     620
  Cost of revenue.......      6,347      3,473      3,026      1,252        375
  Sales and marketing...     17,161     10,707      4,762      3,501      2,118
  Research and
   development..........      8,077      4,137      2,766      2,459      1,545
  General and
   administrative.......      5,924      3,888      1,789      1,483      1,111
  Merger related costs..      1,520        --         --         --         --
                          ---------  ---------  ---------  ---------  ---------
  Loss from operations..    (13,885)   (12,643)    (5,860)    (5,821)    (4,529)
Other income (expense),
 net....................      1,134        (60)       (40)       113        (53)
                          ---------  ---------  ---------  ---------  ---------
  Loss before income
   taxes................    (12,751)   (12,703)    (5,900)    (5,708)    (4,582)
Income tax expense
 (benefit)..............        267        (57)        34         68        --
                          ---------  ---------  ---------  ---------  ---------
  Net loss..............  $ (13,018) $ (12,646) $  (5,934) $  (5,776) $  (4,582)
                          =========  =========  =========  =========  =========
Net loss available to
 common shareholders....  $ (13,449) $ (13,191) $  (6,235) $  (5,984) $  (4,582)
                          =========  =========  =========  =========  =========
Basic and diluted net
 loss per common
 share(2)...............  $   (1.41) $   (3.21) $   (1.54) $   (1.53) $   (1.49)
Shares used in computing
 basic and diluted net
 loss per common share..  9,523,586  4,111,270  4,036,979  3,914,998  3,068,301
                                            December 31,
                          -----------------------------------------------------
                            1999       1998       1997       1996       1995
                          ---------  ---------  ---------  ---------  ---------
                                           (In thousands)
Consolidated Balance
 Sheet Data:(1)
  Cash and cash
   equivalents..........  $  16,023  $   4,243  $     826  $   2,037  $     227
  Working capital
   (deficit)............     43,961        605     (1,564)     2,204       (923)
  Total assets..........     65,110     15,685      5,923      6,122      1,737
  Total current
   liabilities..........     18,177     12,092      6,137      2,372      1,720
  Long-term debt, net of
   current portion......        --       1,219        391        738        240
  Redeemable convertible
   preferred stock......        --      23,157     10,399      8,128        --
  Shareholders' equity
   (deficit)............     46,933    (20,783)   (11,004)    (5,115)      (223)

--------
(1)  Reflects restatement for pooling of interests business combination. See
     Note 13 of Notes to Consolidated Financial Statements.
(2) For further discussion of loss per common share see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

  This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Factors Affecting Future Operating Results" in Part I of this Annual Report.

Overview

  We are a leading provider of eCRM software that enables companies to maximize the value of customer interactions across multiple communication channels and business processes thereby enhancing customer relationships. Our solution addresses the unique challenges faced by companies implementing an e-business strategy. Our product suite is designed to be a comprehensive software solution that enables companies to effectively manage all major points of customer contact, from marketing to sales to customer support, and create value for both the company and the customer with every interaction. Our software solutions can be deployed as a suite or as individual products, depending on the company's preference and/or immediate need.

  To remain competitive in today's business environment, companies are implementing e-business initiatives to enable them to interact with their customers using both traditional and e-business communication channels, including the Internet, in a way that will maximize the value of each customer interaction. More specifically, these initiatives allow companies to market their products, transact sales, manage customer service, and interact and communicate with customers, partners and suppliers using the Internet and other electronic means. Ultimately, each customer interaction must be maximized for purposes of customer retention, cross-sell and up-sell opportunities, and customer satisfaction to enhance customer relationships.

  On December 12, 1999, Primus acquired Imparto Software Corporation, a privately held software company and developer of emarketing software. In connection with the transaction, we issued 913,788 shares of our common stock in exchange for all outstanding shares of preferred stock, preferred stock warrants, and common stock of Imparto, and we converted all outstanding options to purchase Imparto common stock into options to purchase up to 86,212 shares of Primus common stock. The transaction was accounted for as a pooling of interests. The consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Imparto. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. The combined consolidated financial statements are now considered the historical financial statements of Primus.

  Before 1998, we recognized software license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1. Beginning in 1998, we have recognized software license revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement have been delivered. The AICPA recently issued its Statement of Position 98-9, which provides certain amendments to its Statement of Position 97-2 and is effective for transactions entered into beginning January 1, 2000. We do not expect implementation of this latest AICPA pronouncement to materially impact our revenue recognition practices.

  Our revenue consists of software license revenue and related client services revenue. For the foreseeable future, we expect substantially all of our revenue will be derived from our eCRM software and related services. We market our software and services on a worldwide basis through our direct sales organization in the United States and the United Kingdom. In Japan, Primus KK, a Japanese joint venture in which we hold a 14.3% minority interest, distributes our products. Our international sales constituted 17% of our 1999, 15% of our 1998 revenue and less than 1% of our 1997 revenue. We believe that international revenue, as a percentage of our total revenue, will fluctuate in the future.

  Our services revenue consists of consulting, training and maintenance and support fees. We provide consulting and training services relating to our products on a time-and-materials basis under installation services agreements with our customers. We provide maintenance and support services to our customers under renewable one-year maintenance and support agreements, which we price as a percentage of our license fees.

  We currently recognize license revenue over the implementation period if implementation services are included in the original license arrangement. As a result, even where we have a signed license agreement for the purchase of our software and have shipped the software, license revenue recognition depends on whether we have begun implementation. For license agreements under which we have no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, we generally recognize revenue from the agreement upon shipping the software.

  For new customers, we generally enter into services agreements to implement our software. Most of our new customers begin implementation within 30 to 60 days of signing a license agreement. Once commenced, implementation of our products typically ranges from 30 to 45 days, an improvement from prior years when installations took 60 to 90 days. Examples of situations under which we have no implementation responsibility include additional license sales to existing customers or customers who elect to use internal or third party resources to implement the software.

  We have invested heavily in product development and in building our sales, marketing, finance and administrative and client services organizations. From November 1997 through December 1999, we made a strategic investment in building our executive management team to help us execute our long-term growth strategy. We have incurred quarterly net losses since inception, and as of December 31, 1999, had an accumulated deficit of $46.4 million. We anticipate that our operating expenses will continue to increase substantially for the foreseeable future as we continue to expand our product development, sales and marketing and client-services staff.

Results of Operations

  The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in our Consolidated Statements of Operations.

                                      Fiscal Year Ended December 31,
                                    -----------------------------------------
                                       1999           1998           1997
                                    -----------    ------------   -----------
                                    (As a percentage of total revenue)
Revenue:
  License..........................          71%             65%           55%
  Services.........................          29              35            45
                                    -----------    ------------   -----------
    Total revenue..................         100             100           100
                                    -----------    ------------   -----------
Cost of revenue:
  License..........................           4               4             1
  Services.........................          21              32            46
                                    -----------    ------------   -----------
    Total cost of revenue..........          25              36            47
                                    -----------    ------------   -----------
    Gross profit...................          75              64            53
                                    -----------    ------------   -----------
Operating expenses:
  Sales and marketing..............          68             112            73
  Research and development.........          32              43            42
  General and administrative.......          24              41            28
  Merger related costs.............           6             --            --
                                    -----------    ------------   -----------
    Total operating expenses.......         130             196           143
                                    -----------    ------------   -----------
    Loss from operations...........         (55)           (132)          (90)
Other income, net..................           4              (1)           (1)
                                    -----------    ------------   -----------
    Loss before income taxes.......         (51)           (133)          (91)
Income tax expense (benefit).......           1              (1)            1
                                    -----------    ------------   -----------
    Net loss.......................         (52)%          (132)%         (92)%
                                    ===========    ============   ===========

Revenue

  We derive our revenue from the sale of software licenses and related services including support and maintenance contracts. Revenue was $25.1 million and $9.6 million in 1999 and 1998, respectively, representing an increase in 1999 of $15.6 million, or 163%. Revenue was $9.6 million and $6.5 million in 1998 and 1997, respectively, representing an increase of $3.1 million, or 47%. Except for 1998, when one customer accounted for 11% of total revenue, no single customer accounted for more that 10% of total revenue.

  License Revenue. License revenue was $17.8 million, $6.2 million and $3.6 million in 1999, 1998 and 1997, respectively. The increase was due to greater acceptance of our eCRM software in the marketplace, increased international sales and increases in both the size and productivity of the sales force. License revenue as a percentage of total revenue was 71%, 65% and 55% in 1999, 1998 and 1997, respectively. Sales personnel totaled 53, 44 and 17 as of December 31, 1999, 1998 and 1997, respectively. The increase in international license revenue from 1998 to 1999 was $2.0 million and from 1997 to 1998 was $1.1 million. This increase was due primarily to the increased size and productivity of our sales force and increased international sales as a result of the opening of our United Kingdom sales office and sales through our Japanese distributor.

  Services Revenue. Services revenue was $7.4 million, $3.4 million and $2.9 million in 1999, 1998 and 1997, respectively. Maintenance and support contract revenue increased $2.6 million and consulting fees increased $1.4 million in 1999. Services revenue increased 16% to $3.4 million in 1998 from $2.9 million in 1997. The increase in services revenue from 1997 to 1998 was a result of a $1.1 million increase in maintenance and support contract revenue offset by a $621,000 decrease in consulting revenue. The increase in maintenance and support contract revenue was a result of the increasing number of licenses sold. The decrease in consulting revenue was primarily due to a $494,000 decrease in Imparto consulting revenue from 1997 to 1998 when Imparto refocused its efforts away from a services based consulting organization into developing web-based marketing automation software applications.

  Services revenue represented 29%, 35% and 45% of our total revenue in 1999, 1998 and 1997, respectively. Services revenue as a percentage of total revenue is declining due to the fact that license revenue is growing at a faster pace than services revenue. The decline is primarily due to the fact that the implementation period for our software has shortened. We expect the proportion of services revenue to total revenue to fluctuate in the future, depending in part on our customers' use of third-party consulting and implementation services providers.

Cost of Revenue

  Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to media and duplication of our products and manuals. Cost of license revenue was $989,000, $375,000, and $97,000 in 1999, 1998 and 1997, respectively. The cost of license revenue increased $614,000, or 164%, from 1998 to 1999 and $278,000, or 287% from 1997 to 1998. Cost of license revenue as a percentage of license revenue was 6%, 6% and 3% in 1999, 1998 and 1997, respectively. We anticipate that our cost of license revenue will continue to increase in absolute dollars and as a percent of license revenue which has varied in the past due to the expected increase in the volume of software product sales and the type of royalty agreements in place at the time.

  Cost of Services Revenue. Cost of services revenue includes personnel and other costs related to professional services and customer support. Cost of services revenue was $5.4 million, $3.1 million and $2.9 million in 1999, 1998 and 1997, respectively. Cost of services revenue increased $2.3 million, or 73%, from 1998 to 1999 and $169,000, or 6%, from 1997 to 1998. The increases in cost of services revenue for the comparable years was primarily a result of hiring and training a consulting organization to implement our eCRM software. Professional services and customer support personnel totaled 51, 29 and 19 as of December 31, 1999, 1998 and 1997, respectively. Cost of services revenue as a percentage of services revenue was 73%, 91% and 100% in 1999, 1998 and 1997, respectively. The decrease in cost of services revenue as a percentage of services revenue from 1997 and 1998 to 1999 was primarily due to higher utilization of consulting-services personnel and growth of maintenance revenue.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were $17.2 million, $10.7 million and $4.8 million in 1999, 1998 and 1997, respectively. Sales and marketing expenses increased $6.5 million, or 60%, from 1998 to 1999 and $5.9 million, or 125%, from 1997 to 1998. The increases in each year from 1997 to 1999 are primarily due to the continued growth in the number of our sales and marketing personnel as well as an increase in commissions paid as a result of revenue growth. Sales and marketing employees totaled 69, 56 and 27 as of December 31, 1999, 1998 and 1997, respectively. Sales and marketing expenses as a percentage of total revenue was 68%, 112% and 73% in 1999, 1998 and 1997, respectively. The fluctuation from 1997 to 1998 reflects the building of the sales and marketing infrastructure to generate increased revenue and the launch of our United Kingdom office. The decrease in sales and marketing expense as a percentage of revenues from 1998 and 1999 reflects a slower growth in the number of sales and marketing personnel. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain market position and further increase market acceptance of our products. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and the dollar amount of sales and marketing expenses will increase in future periods, although they may decline as a percentage of total revenue.

  Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, program managers and quality assurance personnel and payments to outside contractors. Research and development expenses were $8.1 million, $4.1 million and $2.8 million in 1999, 1998 and 1997, respectively. Research and development expenses increased $3.9 million, or 95%, from 1998 to 1999 and $1.4 million, or 50%, from 1997 to 1998. The increases in each year from 1997 to 1999 were primarily due to increased hiring of software developers and quality-assurance staff to support development of our new products, enhancements to our existing products and an increase in compensation levels for development and quality-assurance personnel. Research and development personnel totaled 73, 38 and 27 as of December 31, 1999, 1998 and 1997, respectively. Research and development expenses as a percentage of total revenue were 32%, 43% and 42% for 1999, 1998 and 1997, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our eCRM software and to develop additional applications. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. As such, we expect research and development costs as a percentage of total revenue to fluctuate. In the development of our new products and enhancements of existing products, the technological feasibility of our software is not established until substantially all product development is complete. Accordingly, software development costs eligible for capitalization were insignificant, and all costs related to internal research and development have been expensed as incurred.

  General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. General and administrative expenses were $5.9 million, $3.9 million and $1.8 million in 1999, 1998 and 1997, respectively. General and administrative expenses increased $2.0 million, or 52%, from 1998 to 1999 and $2.1 million, or 117%, from 1997 to 1998. The increase in general and administrative expenses was primarily the result of our hiring additional executive, finance, and administrative personnel to support the growth of our business during these periods as well as an increase in legal and professional fees associated with becoming a public company. The increase in expense also reflects an increase in our provision for doubtful accounts. General and administrative employees totaled 30, 27 and 17 as of December 31, 1999, 1998 and 1997, respectively. General and administrative expenses as a percentage of total revenue were 24%, 41% and 28% in 1999, 1998 and 1997, respectively. The fluctuation of general and administrative expense as a percentage of total revenue from 1998 to 1999 reflects the building of our infrastructure in 1998. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and the expenses associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-services fees.

  Merger Related Costs. Merger related costs were approximately $1.5 million or 6% of net sales in 1999 and primarily consisted of brokerage and attorneys fees. These costs were recorded in connection with the December 1999 merger with Imparto that was accounted for under the pooling of interests method of accounting.

  Other Income, Net. Net other income and other expense was income of $1.1 million, expense of $60,000, and expense of $40,000 in fiscal 1999, 1998 and 1997 respectively. The variances from period to period are due to fluctuations in the average combined cash and cash equivalents and short-term investment balances. We expect to continue to yield investment income on its average balance of combined cash and cash equivalents and short-term and long-term investments at an average rate comparable to that experienced in 1999.

  Income Taxes. We have not recorded any significant income tax benefits related to the net operating losses in 1999, 1998 and 1997 as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded in 1999 primarily relates to our foreign operations. The tax benefit recorded in 1998 primarily relates to a tax benefit from the separate results of Imparto, net of tax expense from our foreign operations. Tax expense recorded in 1997 primarily relates to tax expense from the separate results of Imparto.

  Net operating loss carryforwards for federal and state income tax reporting purposes of approximately $49.0 million, of which $13.9 million is related to deductions related to the exercise of non-qualified stock options, begin to expire in 2001 if not utilized. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including significant change in ownership interests.

Quarterly Results of Operations

  The following table presents our unaudited quarterly results of operations for 1999 and 1998. You should read the following table in conjunction with our consolidated financial statements and the notes related thereto. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from our quarterly results of operations.

                                                      Three Months Ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,  March 31,
                            1999      1999      1999      1999      1998      1998      1998      1998
                          --------  --------- --------  --------- --------  --------- --------  ---------
                                                        (In thousands)
Consolidated Statement of
 Operations Data:
Revenue:
 License................  $ 6,004    $ 4,407  $ 4,468    $ 2,905  $ 2,449    $ 1,479  $ 1,297    $   948
 Services...............    2,606      2,183    1,503      1,068      892        922      834        741
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total revenue..........    8,610      6,590    5,971      3,973    3,341      2,401    2,131      1,689
                          -------    -------  -------    -------  -------    -------  -------    -------
Cost of revenue:
 License................      300        246      298        145      261         58       36         20
 Services...............     1744      1,305    1,291      1,018      917        893      611        677
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total cost of revenue..     2044      1,551    1,589      1,163    1,178        951      647        697
                          -------    -------  -------    -------  -------    -------  -------    -------
 Gross profit...........    6,566      5,039    4,382      2,810    2,163      1,450    1,484        992
Operating expenses:
 Sales and marketing....     4818      4,797    4,270      3,276    3,779      3,384    2,219      1,325
 Research and
  development...........    2,802      2,081    1,707      1,487    1,013      1,155    1,137        832
 General and
  administrative........    2,377      1,397    1,092      1,058    1,783        929      668        508
 Merger related costs...    1,520        --       --         --       --         --       --         --
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total operating
  expenses..............   11,517      8,275    7,069      5,821    6,575      5,468    4,024      2,665
                          -------    -------  -------    -------  -------    -------  -------    -------
Loss from operations....   (4,951)    (3,236)  (2,687)    (3,011)  (4,412)    (4,018)  (2,540)    (1,673)
Other income (expense),
 net....................      684        481      (33)         2       20        (26)     (42)       (12)
                          -------    -------  -------    -------  -------    -------  -------    -------
Loss before income
 taxes..................   (4,267)    (2,755)  (2,720)    (3,009)  (4,392)    (4,044)  (2,582)    (1,685)
                          -------    -------  -------    -------  -------    -------  -------    -------
Income tax expense
 (benefit)..............       40         27      173         27       45        --       (82)       (20)
                          -------    -------  -------    -------  -------    -------  -------    -------
 Net loss...............  $(4,307)   $(2,782) $(2,893)   $(3,036) $(4,437)   $(4,044) $(2,500)   $(1,665)
                          =======    =======  =======    =======  =======    =======  =======    =======

  The following table sets forth unaudited quarterly results of operations as a percentage of revenue for 1999 and 1998.

                                                      Three Months Ended
                          --------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30,  June 30,  March 31,
                            1999      1999      1999      1999      1998      1998       1998      1998
                          --------  --------- --------  --------- --------  ---------  --------  ---------
                                                        (In thousands)
Consolidated Statement of
 Operations Data:
Revenue:
 License................    69.7 %     66.9 %   74.8 %     73.1 %    73.3 %    61.6 %     60.9 %    56.1 %
 Services...............    30.3       33.1     25.2       26.9      26.7      38.4       39.1      43.9
                           -----      -----    -----      -----    ------    ------     ------     -----
 Total revenue..........   100.0      100.0    100.0      100.0     100.0     100.0      100.0     100.0
                           -----      -----    -----      -----    ------    ------     ------     -----
Cost of revenue:
 License................     3.5        3.7      5.0        3.5       7.8       2.4        1.7       1.2
 Services...............    20.2       19.8     21.6       25.8      27.5      37.2       28.7      40.1
                           -----      -----    -----      -----    ------    ------     ------     -----
 Total cost of revenue..    23.7       23.5     26.6       29.3      35.3      39.6       30.4      41.3
                           -----      -----    -----      -----    ------    ------     ------     -----
 Gross profit...........    76.3       76.5     73.4       70.7      64.7      60.4       69.6      58.7
Operating expenses:
 Sales and marketing....    56.0       72.8     71.5       82.5     113.2     140.9      104.1      78.4
 Research and
  development...........    32.5       31.6     28.6       37.4      30.3      48.1       53.4      49.3
 General and
  administrative........    27.6       21.2     18.3       26.6      53.4      38.7       31.3      30.1
 Merger related costs...    17.7        --       --         --        --        --         --        --
                           -----      -----    -----      -----    ------    ------     ------     -----
 Total operating
  expenses..............   133.8      125.6    118.4      146.5     196.9     227.7      188.8     157.8
                           -----      -----    -----      -----    ------    ------     ------     -----
Loss from operations....   (57.5)     (49.1)   (45.0)     (75.8)   (132.2)   (167.3)    (119.2)    (99.1)
Other income (expense),
 net....................     7.9        7.3      (.6)        .1        .6      (1.1)      (2.0)     (0.7)
                           -----      -----    -----      -----    ------    ------     ------     -----
Loss before income
 taxes..................   (49.6)     (41.8)   (45.6)     (75.7)   (131.6)   (168.4)    (121.2)    (99.8)
                           -----      -----    -----      -----    ------    ------     ------     -----
Income tax expense
 (benefit)..............      .5         .4      2.9         .7       1.3        --       (3.8)     (1.2)
 Net loss...............   (50.1)%    (42.2)%  (48.5)%    (76.4)%  (132.9)%  (168.4)%   (117.4)%   (98.6)%
                           =====      =====    =====      =====    ======    ======     ======     =====

  The trends discussed above in the annual comparisons of operating results generally apply to the comparison of operating results for the four quarters in the 12-month period ended December 31, 1999 and 1998. The fourth quarter of 1999 also included costs related to the merger with Imparto. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

Liquidity and Capital Resources

  Prior to our initial public offering, we primarily financed our operations through the private sale of our equity securities. To a lesser extent, we financed our operations through equipment financing and traditional lending arrangements. In July 1999, we completed our initial public offering and issued 4,622,500 shares of common stock at an initial public offering price of $11.00 per share. We received approximately $46.2 million in cash, net of underwriting discounts, commissions, and other offering costs.

  As of December 31, 1999, we had cash and cash equivalents of $16.0 million and available-for-sale securities of $37.1 million, representing an increase of $46.0 million from cash and investments held as of December 31, 1998. As of December 31, 1999, our working capital was $44.0 million compared to $605,000 at December 31, 1998.

  Our operating activities resulted in net cash outflows of $7.5 million and $9.0 million in 1999 and 1998, respectively. The decrease in operating cash outflows from 1998 to 1999 was due primarily to an increase in deferred revenue offset by an increase in accounts receivable.

  Investing activities used cash of $36.0 million and $3.6 million in 1999 and 1998, respectively. Investing activities used cash primarily for the purchase of short-term securities following our initial public offering and the purchase of capital equipment.

  Financing activities provided cash of $55.3 million and $15.9 million in 1999 and 1998, respectively. In 1999 cash provided by financing activities was primarily due to the proceeds from our initial public offering in July, offset in part by payments on our long term debt.

  We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we:

  .  enter new markets for our products and services

  .  increase research and development spending

  .  increase sales and marketing activities

  .  develop new distribution channels

  .  improve our operational and financial systems

  .  broaden our professional services capabilities

  Such operating expenses will consume a material amount of our cash. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our current shareholders' ownership interest in Primus.

Impact of Year 2000 Issue

  We have experienced no disruption to our operations as a result of the "Year 2000" issue. The "Year 2000" issue is the result of computer programs being unable to differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. This programming flaw could result in a system failure or miscalculations with respect to current programs. We established a Year 2000 Committee with representatives from all of the functional areas at Primus to engage in a comprehensive review of our computer systems and software applications and equipment that utilize date sensitive computer chips. Based on this review, we determined that some of our software, hardware and equipment had to be modified or replaced so that they would properly utilize dates beyond December 31, 1999. These replacements and modifications were completed by December 31, 1999. Furthermore, we contacted key business partners, including third-party suppliers, services providers, distributors, wholesalers and other entities with whom we do business to determine their compliance with year 2000 requirements. All mission critical facilities, equipment, and systems were monitored by an on-site team on December 31, 1999 with no reported disruptions. As of December 31, 1999, we had completed all phases of our year 2000 project including contingency planning for critical aspects of our operations. Although we have experienced no year 2000 compliance problems to date, some problems may not surface until several months after January 1, 2000. Accordingly, we are continuing to monitor our operations and our business partners for year 2000 compliance problems. Were any such problems to arise that we were unable to identify and correct in a timely manner, our operations could be adversely affected. In addition, although we do not expect that the cost to fix any year 2000 problems that may be identified would be material, the costs of upgrading or replacing any non-compliant systems or equipment could exceed our expectations and adversely affect our operating results.

Recently Issued Accounting Pronouncements

  The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative

Instruments and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which we expect to adopt no later than January 1, 2000. SAB No. 101 provides guidance on revenue recognition issues. We do not expect the implementation of this SAB to materially impact our revenue recognition practices.

  The American Institute of Certified Public Accountants recently issued Statement of Position (SOP) No. 98-9 that provides certain amendments to SOP No. 97-2 and is effective for transactions entered into beginning January 1, 2000. This pronouncement is not expected to materially impact our revenue recognition practices.

Subsequent Event

  On January 21, 2000, we acquired 2order.com, Inc. 2order.com develops and markets software that acts as a personal sales assistant, helping buyers define requirements and configure custom solutions. 2order.com was incorporated in Georgia in 1991 under the name Business Systems Design, Inc. As a result of the acquisition, we issued 1,506,127 shares of our common stock, $.025 par value per share, in exchange for all issued and outstanding capital stock and assumed all outstanding options and warrants of 2order.com, which represents 150,378 shares of our common stock. The acquisition will be accounted for as a pooling of interests business combination, and accordingly, our consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of 2order.com.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to the impact of interest rate changes and change in the market values of our investments.

  Interest Rate Risk. The Company is exposed to the impact of short-term changes in interest rates. The Company's exposure primarily relates to the Company's investment portfolio. The Company invests its excess cash in high quality corporate and municipal debt instruments. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result, changes in interest rates may cause the Company to suffer losses in principal if forced to sell securities that have declined in market value or may cause the Company's future investment income to fall short of expectations. Our investment portfolio is designated as available-for-sale, and accordingly is presented at fair value in the consolidated balance sheet.

  The Company protects and preserves its invested funds with investment policies and procedures that limit default, market and reinvestment risk. The Company has not utilized derivative financial instruments in its investment portfolio.

  In 1999, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. At December 31, 1999, our investment portfolio included approximately $4.5 million in variable rate investments, primarily all of which are due after 2000. Fixed rate investments at December 31, 1999 of approximately $32.6 million had a weighted average interest rate of 6.34% and are primarily due in 2000. We believe that the impact on the fair market value of our securities and our earnings in 2000 from a hypothetical 10% increase in interest rates would be insignificant.

  Foreign Currency Risk. We develop products in the United States and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. The Company has one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability.

  Our operating results have not been significantly affected by exchange rate fluctuations in 1999. If, in 2000, the US dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiary, our operating results would likely not be significantly effected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, of this Form 10-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

  1.  Report of KPMG LLP dated February 29, 2000 (See Page F-2 hereof).

  2. Consolidated Balance Sheets as of December 31, 1999 and 1998. (See Page F-3 hereof).

  3. Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997 (See Page F-4 hereof).

  4. Consolidated Statements of Shareholder's Equity (Deficit) and Comprehensive Loss for the years ended December 31, 1999, 1998 and 1997. (See Page F-5 hereof).

  5. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997. (See Page F-6 hereof).

  6. Notes to Consolidated Financial Statements. (See pages F-7 through F-21 hereof).

  (a)(2) Financial Statement Schedules

             Schedule No.                       Description
             ------------                       -----------
             Schedule II              Valuation and Qualifying Accounts


  Other schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

  (a)(3) Exhibits

  (a) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated December 12, 1999, among the registrant, San Antonio Acquisition, Inc. and Imparto Software
         Corporation.(2)
  2.2    Agreement and Plan of Merger dated as of January 8, 2000 by and among the registrant, Austin Acquisition, Inc. and 2 order.com, Inc.(3)
  3.1    Fourth Amended and Restated Articles of Incorporation of the
         registrant.(1)
  3.2    Second Amended and Restated Bylaws of the registrant.(1)
  4.1    Registration Rights Agreement, dated July 22, 1998, as amended, by and among the registrant, TransCosmos USA Inc., TransCosmos Inc.,
         Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI
         Affiliates Fund, L.P., Norwest Equity Partners, V, Piper Jaffray,
         Inc., and Snowden L.P.(1)
  4.2    Third Amendment to Registration Rights Agreement, dated December 12,
         1999 by and among the registrant, Trans Cosmos USA Inc., Trans Cosmos
         Inc., Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI
         Affiliates Fund, L.P. and Norwest Equity Partners, V.
  4.3    Registration Rights Agreement, dated January 21, 2000, by and among the registrant and the Investors listed on Schedule A thereto.
 10.1    Separation Agreement, dated as of November 6, 1998, by and between the registrant and Steven L. Sperry.(1)
 10.2    Joint Venture Agreement, dated November 16, 1995, by and between the registrant and Trans Cosmos, Inc.(1)
 10.3    First Amendment to Joint Venture Agreement, dated September 26, 1997, by and among the registrant, Trans Cosmos, Inc., and Best Career
         Company.(1)
 10.4    Exclusive Distribution License Agreement, dated September 26, 1997, by and between the registrant and Trans Cosmos Inc.(1)
 10.5    First Right of Refusal, dated September 26, 1997, by and between the registrant and Primus K.K.(1)
 10.6    Software Marketing and Distribution Agreement, dated March 31, 1998, by and between the registrant and Primus Knowledge Solutions K.K.(1)
 10.7    Amended and Restated Value Added Reseller License Agreement, dated
         December 31, 1997, by and between the registrant and Versant Object
         Technology Corporation.(1)
 10.8    Form of Change of Control Agreement entered into by the registrant,
         Michael A. Brochu, Elizabeth J. Huebner, Kim M. Nelson, Patricia L.
         Cox, Edward L. Walter and Diana K. Wong.(1)
 10.9    Employee Stock Option and Restricted Stock Award Plan, as adopted by registrant's board of directors on November 29, 1993.(1)
 10.10   Non-Employee Director Stock Option Plan, as adopted by registrant's board of directors on November 1, 1994.(1)
 10.11   1995 Stock Incentive Compensation Plan, as amended and restated on
         March 12, 1996 and amended on February 10, 1998.(1)
 10.12   1999 Stock Incentive Compensation Plan.(1)
 10.13   1999 Employee Stock Purchase Plan.(1)
 10.14   Office Lease Agreement, dated July 25, 1995, by and between the registrant and Westlake Center Associates Limited Partnership.(1)
 10.15   Lease Amendment 1, dated February 1, 1999, by and between the registrant and Westlake Center Associates Limited Partnership.(1)

 Exhibit
   No.                             Description
 -------                           -----------
 10.16   Services Agreement, dated February 13, 1998, by and between the registrant and Encompass Globalization, Inc.(1)
 21.1    Subsidiaries of the registrant.
 23.1    Consent of KPMG LLP.
 27.1    Financial Data Schedule.
 27.2    Restated Financial Data Schedule.

  (b)  Reports on Form 8-K

       On December 13, 1999 we filed a Form 8-K reporting that we entered into a definitive merger agreement with Imparto Software Corporation.

       On December 20, 1999 we filed a Form 8-K reporting the resignation of Ernst & Young LLP as our principal accountants.

       On December 29, 1999 we filed a Form 8-K reporting the acquisition of Imparto Software Corporation.




--------
(1) Incorporated by reference herein to the Registration Statement of Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 30, 1999 (Registration No. 333-77477).

(2) Incorporated by reference herein to the Registration Statement on Form 8-K filed with the Securities and Exchange Commission on December 13, 1999 (File No. 0-26273).

(3) Incorporated by reference herein to the Registration Statement on Form 8-K filed with the Securities and Exchange Commission on February 4, 2000 (File No. 0-26273).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Primus Knowledge Solutions, Inc.

                                                 /s/ Michael A. Brochu
                                          By: _________________________________
                                                     Michael A. Brochu
                                                 President, Chief Executive
                                             Officer and Chairman of the Board

                                                     March 23, 2000
                                                    ________________
                                                          Date

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Michael A. Brochu           President, Chief Executive   March 23, 2000
______________________________________  Officer and Chairman of     ______________
          Michael A. Brochu             the Board (Principal             Date
                                        Executive Officer)

      /s/ Elizabeth J. Huebner         Executive Vice President,    March 23, 2000
______________________________________  Chief Financial Officer,    ______________
         Elizabeth J. Huebner           Secretary and Treasurer          Date
                                        (Principal Financial and
                                        Accounting Officer)

       /s/ Antonio M. Audino           Director                     March 23, 2000
______________________________________                              ______________
          Antonio M. Audino                                              Date

          /s/ Promod Haque             Director                     March 23, 2000
______________________________________                              ______________
             Promod Haque                                                Date

       /s/ Fredric W. Harman           Director                     March 23, 2000
______________________________________                              ______________
          Fredric W. Harman                                              Date

        /s/ Yasuki Matsumoto           Director                     March 23, 2000
______________________________________                              ______________
           Yasuki Matsumoto                                              Date

        /s/ Janice C. Peters           Director                     March 23, 2000
______________________________________                              ______________
           Janice C. Peters                                              Date

                        PRIMUS KNOWLEDGE SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998..............  F-3
Consolidated Statements of Operations for the Years Ended December 31,
 1999, 1998 and 1997......................................................  F-4
Consolidated Statements of Shareholders' Equity (Deficit) and
 Comprehensive Loss for the Years Ended December 31, 1999, 1998 and 1997..  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997......................................................  F-6
Notes to Consolidated Financial Statements................................  F-7
Schedule II Valuation and Qualifying Accounts.............................  S-1

                         INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Primus Knowledge Solutions, Inc.:

  We have audited the consolidated financial statements of Primus Knowledge Solutions, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primus Knowledge Solutions, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Seattle, Washington
February 29, 2000

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                              (In thousands,
                                                               except share
                                                                 amounts)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $16,023  $ 4,243
  Short-term investments....................................   37,055    2,833
  Accounts receivable, net of allowance for doubtful
   accounts of $696 and $378 at December 31, 1999 and 1998,
   respectively.............................................    8,110    5,124
  Prepaid expenses and other current assets.................      950      497
                                                              -------  -------
      Total current assets..................................   62,138   12,697
Property and equipment, net.................................    2,548    2,077
Accounts receivable, long-term..............................      --       600
Other assets................................................      424      311
                                                              -------  -------
      Total assets..........................................  $65,110  $15,685
                                                              =======  =======
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    1,318      662
  Accrued liabilities.......................................    3,781    1,872
  Compensation-related accruals.............................    2,888    1,490
  Current portion of long-term debt.........................      --       444
  Deferred revenue, including related-party amounts of
   $1,516 and $1,395 at December 31, 1999 and 1998,
   respectively.............................................   10,190    7,624
                                                              -------  -------
      Total current liabilities.............................   18,177   12,092
                                                              -------  -------
Long-term debt, net of current portion......................      --     1,219
Redeemable convertible preferred stock; issued and
 outstanding no shares and 12,810,568 shares at December 31,
 1999 and 1998, respectively................................      --    23,157
Commitments, contingencies and subsequent event:
Shareholders' equity (deficit):
  Preferred stock; $.001 par value; authorized 15,000,000
   shares:
    Convertible preferred stock; issued and outstanding no
     shares and 763,193 shares at December 31, 1999 and
     1998, respectively.....................................      --         1
  Common stock, $.025 par value; authorized 50,000,000
   shares; issued and outstanding 15,602,698 and 4,438,145
   shares at December 31, 1999 and 1998, respectively.......      390      111
  Additional paid-in capital................................   93,214   12,535
  Deferred stock-based compensation.........................     (114)     --
  Accumulated other comprehensive loss......................     (110)      (1)
  Accumulated deficit.......................................  (46,447) (33,429)
                                                              -------  -------
      Total shareholders' equity (deficit)..................   46,933  (20,783)
                                                              -------  -------
      Total liabilities and shareholders' equity (deficit)..  $65,110  $15,685
                                                              =======  =======


          See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                 (In thousands, except share
                                                   and per share amounts)
Revenue:
  License, including amounts from related
   parties of $1,353, $575 and $30 in 1999,
   1998 and 1997, respectively................  $  17,784  $   6,173  $   3,558
  Services....................................      7,360      3,389      2,925
                                                ---------  ---------  ---------
      Total revenue...........................     25,144      9,562      6,483
                                                ---------  ---------  ---------
Cost of revenue:
  License.....................................        989        375         97
  Services....................................      5,358      3,098      2,929
                                                ---------  ---------  ---------
      Total cost of revenue...................      6,347      3,473      3,026
                                                ---------  ---------  ---------
      Gross profit............................     18,797      6,089      3,457
                                                ---------  ---------  ---------
Operating expenses:
  Sales and marketing.........................     17,161     10,707      4,762
  Research and development....................      8,077      4,137      2,766
  General and administrative..................      5,924      3,888      1,789
  Merger related costs........................      1,520        --         --
                                                ---------  ---------  ---------
      Total operating expenses................     32,682     18,732      9,317
                                                ---------  ---------  ---------
      Loss from operations....................    (13,885)   (12,643)    (5,860)
Other income..................................      1,533        187        103
Other expense.................................       (399)      (247)      (143)
                                                ---------  ---------  ---------
      Loss before income taxes................    (12,751)   (12,703)    (5,900)
Income tax expense (benefit)..................        267        (57)        34
                                                ---------  ---------  ---------
      Net loss................................    (13,018)   (12,646)    (5,934)
Preferred stock accretion.....................       (431)      (545)      (301)
                                                ---------  ---------  ---------
      Net loss available to common
       shareholders...........................  $ (13,449) $ (13,191) $  (6,235)
                                                =========  =========  =========
Basic and diluted net loss per common share...  $   (1.41) $   (3.21) $   (1.54)
                                                =========  =========  =========
Shares used in computing basic and diluted net
 loss per common share........................  9,523,586  4,111,270  4,036,979
                                                =========  =========  =========



          See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                                      LOSS

                         Convertible                                                     Accumulated
                       preferred stock        Common stock      Additional   Deferred       other                      Total
                     -------------------- ---------------------  paid-in   stock-based  comprehensive Accumulated  shareholders'
                      Shares    Par value   Shares    Par value  capital   compensation     loss        deficit   equity (deficit)
                     ---------  --------- ----------  --------- ---------- ------------ ------------- ----------- ---------------
                                                        (In thousands, except share amounts)
Balance at December
 31, 1996..........    500,000    $  1     4,017,024    $100     $ 9,633      $ --          $ --       $(14,849)     $ (5,115)
Exercise of stock
 options and
 warrants..........        --      --         30,718       1          80        --            --            --             81
Stock options and
 warrants issued in
 exchange for
 services..........        --      --            --      --            9        --            --            --              9
Sale of Imparto
 convertible
 preferred stock,
 net...............     28,391     --            --      --          257        --            --            --            257
Redeemable
 convertible
 preferred stock
 accretion.........        --      --            --      --         (301)       --            --            --           (301)
Comprehensive
 loss--net loss....        --      --            --      --          --         --            --         (5,934)          --
                                                                                            -----      --------
   Total
    comprehensive
    loss...........        --      --            --      --          --         --            --         (5,934)       (5,934)
                     ---------    ----    ----------    ----     -------      -----         -----      --------      --------
Balance at December
 31, 1997..........    528,391       1     4,047,742     101       9,678        --            --        (20,783)      (11,003)
Exercise of stock
 options and
 warrants..........        --      --        469,292      12         822        --            --            --            834
Stock options and
 warrants issued in
 exchange for
 services..........        --      --            --      --           36        --            --            --             36
Repurchase of
 common stock......        --      --        (78,889)     (2)       (471)       --            --            --           (473)
Sale of Imparto
 convertible
 preferred stock,
 net...............    234,802     --            --      --        3,015        --            --            --          3,015
Redeemable
 convertible
 preferred stock
 accretion.........        --      --            --      --         (545)       --            --            --           (545)
Comprehensive loss:
 Foreign currency
  translation
  loss.............        --      --            --      --          --         --             (1)          --            --
 Net loss..........        --      --            --      --          --         --            --        (12,646)          --
                                                                                            -----      --------
   Total
    comprehensive
    loss...........        --      --            --      --          --         --             (1)      (12,646)      (12,647)
                     ---------    ----    ----------    ----     -------      -----         -----      --------      --------
Balance at December
 31, 1998..........    763,193       1     4,438,145     111      12,535        --             (1)      (33,429)      (20,783)
Exercise of stock
 options and
 warrants..........        --      --        694,745      18       1,982        --            --            --          2,000
Stock options and
 warrants issued in
 exchange for
 services..........        --      --         19,700     --          672        --            --            --            672
Repurchase of
 common stock......        --      --        (14,099)    --         (104)       --            --            --           (104)
Sale of common
 stock in initial
 public offering,
 net of of offering
 costs.............        --      --      4,622,500     116      46,105        --            --            --         46,221
Conversion of
 redeemable
 convertible
 preferred stock
 into common
 stock.............        --      --      4,799,992     120      23,468        --            --            --         23,588
Conversion of
 convertible
 preferred stock
 into common
 stock.............  (500,000)     (1)       166,666       4         (3)        --            --            --            --
Sale of common
 stock, net........        --      --        129,972       3       1,239        --            --            --          1,242
Sale of Imparto
 convertible
 preferred stock,
 net...............    481,884     --            --      --        7,584        --            --            --          7,584
Conversion of
 Imparto
 convertible
 preferred stock...   (745,077)    --        745,077      18         (18)       --            --            --            --
Deferred stock-
 based
 compensation......        --      --            --      --          185       (114)          --            --             71
Redeemable
 convertible
 preferred stock
 accretion.........        --      --            --      --         (431)       --            --            --           (431)
Comprehensive loss:
 Foreign currency
  translation
  loss.............        --      --            --      --          --         --             (4)          --            --
 Unrealized loss on
  short-term
  investments......        --      --            --      --          --         --           (105)          --            --
 Net loss..........        --      --            --      --          --         --            --        (13,018)          --
                                                                                            -----      --------
   Total
    comprehensive
    loss...........        --      --            --      --          --         --           (109)      (13,018)      (13,127)
                     ---------    ----    ----------    ----     -------      -----         -----      --------      --------
Balance at December
 31, 1999..........        --     $--     15,602,698    $390     $93,214      $(114)        $(110)     $(46,447)     $ 46,933
                     =========    ====    ==========    ====     =======      =====         =====      ========      ========

          See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss......................................... $(13,018) $(12,646) $(5,934)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Stock-based compensation.......................      743        36        9
   Depreciation and amortization..................    1,244       567      495
   Equity in loss of joint venture................      --        --        50
 Changes in assets and liabilities:
   Accounts receivable............................   (2,386)   (2,893)  (1,093)
   Prepaid royalties and other current assets.....     (453)     (191)     196
   Other assets...................................     (113)     (260)      (2)
   Accounts payable and accrued liabilities.......    2,565     1,528      165
   Compensation-related accruals..................    1,398       844      355
   Deferred revenue...............................    2,566     4,054    2,498
                                                   --------  --------  -------
     Net cash used in operating activities........   (7,454)   (8,961)  (3,261)
                                                   --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments..............  (39,576)   (2,833)  (1,311)
 Maturities of short-term investments.............    5,249       610    1,000
 Purchases of property and equipment..............   (1,715)   (1,342)    (346)
                                                   --------  --------  -------
     Net cash used in investing activities........  (36,042)   (3,565)    (657)
                                                   --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt.........      807     1,822      206
 Repayments of long-term debt.....................   (2,470)     (967)    (306)
 Proceeds from (repayments of) line of credit.....      --       (500)     500
 Proceeds from issuance of common stock, net......   47,463       --       --
 Proceeds from issuance of Imparto convertible
  preferred stock, net............................    7,584     3,015      257
 Proceeds from issuance of redeemable convertible
  preferred stock, net............................      --     12,213    1,969
 Repurchase of common stock.......................     (104)      --       --
 Proceeds from exercise of stock options and
  warrants........................................    2,000       361       81
                                                   --------  --------  -------
     Net cash provided by financing activities....   55,280    15,944    2,707
                                                   --------  --------  -------
Translation adjustment............................       (4)       (1)     --
                                                   --------  --------  -------
     Net increase (decrease) in cash and cash
      equivalents.................................   11,780     3,417   (1,211)
Cash and cash equivalents at beginning of year....    4,243       826    2,037
                                                   --------  --------  -------
Cash and cash equivalents at end of year.......... $ 16,023  $  4,243  $   826
                                                   ========  ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for interest........... $    150  $    187  $   143
                                                   ========  ========  =======
NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Accretion on redeemable convertible preferred
  stock........................................... $    431  $    545  $   301
 Conversion of redeemable convertible preferred
  stock into common stock.........................   23,588       --       --
 Common stock issued in exchange for options and
  warrants........................................      --        473      --
                                                   ========  ========  =======

          See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

 Description of Business

  Primus Knowledge Solutions, Inc. and subsidiaries (Primus or the Company) is a leading provider of electronic customer relationship management (eCRM) software that enables companies to maximize the value of customer interactions across multiple communication channels and business processes thereby enhancing customer relationships.

  The Company's primary market is comprised largely of technology companies. Sales are primarily generated through a domestic and European field sales organization. The Company develops their products, which are sold domestically and internationally, at its Seattle, Washington headquarters.

  The Company is subject to certain business risks that could affect future operations and financial performance. These risks include changing computing environments, rapid technological change, development of new products, limited protection of proprietary technology, and competitive pricing.

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including its foreign subsidiary, Primus UK Ltd. All significant intercompany balances and transactions have been eliminated.

  In December 1999, the Company merged with Imparto Software Corporation (Imparto) in a combination accounted for as a pooling-of-interests (note 13). The consolidated financial statements and notes thereto for all periods prior to the combination are restated to include the accounts and results of operations of Imparto.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Short-Term Investments

  The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets (three to seven years) or over the lease term, if shorter for leasehold improvements.

  On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Software Developed or Obtained for

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies--(Continued)

Internal Use." The adoption of SOP No. 98-1 did not have a material effect on the Company's capitalization policy. The Company's capitalized software consists primarily of external direct costs for software licenses.

 Investment in Primus KK

  In December 1995, Primus invested $50,000 for a 50% interest in Primus KK, a Japanese distributor, with Trans Cosmos Inc., a Japanese company (TCI), a significant shareholder of the Company. Primus accounted for its investment using the equity method and wrote down its investment to zero in March 1997 as a result of recognizing the Company's portion of the investee's losses to date. In September 1997, Primus and TCI renegotiated their agreement, reducing Primus' ownership to 14.3%. The investment is accounted for using the cost method.

 Fair Value of Financial Instruments

  At December 31, 1999 and 1998, the recorded amounts of cash and cash equivalents, short-term investments, accounts receivable and payable, prepaid expenses and other current assets, accrued liabilities and compensation-related accruals reflected in the financial statements approximate fair value due to the short-term nature of the instruments. It was not practicable to estimate the fair value of the Company's investment in Primus KK.

 Revenue Recognition

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

  On January 1, 1998, the Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition or the Company's results of operations.

  Revenues from software license agreements are recognized over the software implementation period (if sold with initial implementation services) or upon delivery of software (if sold without implementation services) if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Elements included in multiple element arrangements consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. Sublicense fees are generally recognized when reported by the reseller upon relicensing of the Company's product to end-users. The Company's agreements with its customers and resellers do not contain product return rights.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies--(Continued)


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

 Research and Development

  Costs incurred in the research and development of new software products and enhancement to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after the establishment of technological feasibility have not been material, and therefore, have been expensed.

 Advertising

  Advertising costs are expensed as incurred. Advertising expense was approximately $461,000, $394,000 and $218,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

 Federal Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Concentration of Credit Risk and Major Customers

  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across different geographic areas throughout North America, Europe, and Japan. One customer's purchases represented approximately 11% of 1998 revenues. During 1999 and 1997, no single customer accounted for 10% or more of total revenues. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

  The Company is also subject to risks related to the significant balances of cash, cash equivalents, short-term and long-term investments. The Company's portfolio, however, is diversified and consists primarily of highly rated money market funds and short-term investment-grade securities.

 Foreign Currency Translation

  The functional currency of the Company's foreign subsidiary is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies--(Continued)

of exchange prevailing during the year. The net gain or loss resulting from translation is shown as foreign currency translation adjustment within accumulated other comprehensive loss as a component of shareholders' equity (deficit). Gains and losses on foreign currency transactions are included in the consolidated statement of operations. There were no significant foreign currency transaction gains or losses in 1999, 1998 or 1997.

 Stock-Based Compensation

  The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeded the exercise price. The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method of accounting in SFAS No. 123 had been applied to employee stock option grants.

 Loss Per Share

  In accordance with SFAS No. 128, "Earnings Per Share," the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss available to common shareholders includes net loss and preferred stock accretion. As the Company had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All potential common shares outstanding at December 31, 1999, 1998 and 1997 were excluded from the computation of diluted net loss per common share because they were anti-dilutive and potential common shares consisted of options and warrants to purchase approximately 3,559,000 common shares at December 31, 1999. At December 31, 1998 and 1997, potential common shares included preferred stock convertible into approximately 5,232,000 and 3,361,000 common shares and options and warrants to purchase approximately 2,708,000 and 2,866,000 common shares, respectively.

 Other Comprehensive Loss

  On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized losses from securities available-for-sale and is presented in the accompanying statements of shareholders' equity (deficit) and comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or operations.

 Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies--(Continued)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Reclassifications

  Certain balances have been reclassified to conform to the current year presentation.

 Recently Issued Accounting Pronouncements

  The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which the Company adopted January 1, 2000. SAB No. 101 provides guidance on revenue recognition issues. The Company has determined the impact of SAB No. 101 on the Company's financial statements is not material.

  The American Institute of Certified Public Accountants recently issued Statement of Position (SOP) No. 98-9 that provides certain amendments to SOP No. 97-2 and is effective for transactions entered into beginning January 1, 2000. This pronouncement is not expected to materially impact the Company's revenue recognition practices.

Note 2. Cash and Cash Equivalents

  Cash and cash equivalents consist of the following:

                                                                   December 31,
                                                                  --------------
                                                                   1999    1998
                                                                  ------- ------
                                                                  (In thousands)
       Cash...................................................... $ 5,065 $  676
       Commercial paper..........................................   5,971  2,285
       Money market funds........................................   4,987  1,282
                                                                  ------- ------
                                                                  $16,023 $4,243
                                                                  ======= ======

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 3. Short-Term Investments


  Short-term investments consist of the following available-for-sale securities:

                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
                                                                 (In thousands)
       Commercial paper and short-term obligations.............. $ 8,031 $2,432
       Corporate notes and bonds................................  24,524    401
       Market auction preferreds................................   4,500    --
                                                                 ------- ------
                                                                 $37,055 $2,833
                                                                 ======= ======

  The gross unrealized holding loss was $105,000 at December 31, 1999 and amortized cost approximated fair value at December 31, 1998.

  Maturities of available-for-sale securities were as follows at December 31, 1999:

                                                       Amortized Cost Fair Value
                                                       -------------- ----------
                                                            (In thousands)
       Due within one year............................    $28,672      $28,624
       Due within two years...........................      8,488        8,431

  The gross realized gains and losses on sales of available-for-sale securities were insignificant in 1999, 1998 and 1997.

Note 4. License Agreements

  The Company has entered into various agreements that allow for incorporation of licensed technology into its products. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized over the periods that the related revenues are recognized and are included in cost of revenues. These amounts totaled approximately $810,000, $166,000 and $287,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

Note 5. Property and Equipment

  Property and equipment consists of the following:

                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
                                                                      (In
                                                                  thousands)
       Computer equipment....................................... $3,614  $2,497
       Furniture, fixtures, and equipment.......................  1,084     724
       Software.................................................    523     361
       Leasehold improvements...................................     61      19
                                                                 ------  ------
                                                                  5,282   3,601
       Less accumulated depreciation and amortization........... (2,734) (1,524)
                                                                 ------  ------
                                                                 $2,548  $2,077
                                                                 ======  ======

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 5. Property and Equipment--(Continued)


  Depreciation and amortization expense was approximately $1,244,000, $567,000 and $495,000 for the years ended December 31, 1999, 1998 and 1997. Effective July 1999, the Company changed its estimated useful life of computer equipment from five years to three years. The Company changed its estimated useful life based upon management's belief that three years is a better match of the actual use of the computer equipment. For computer equipment held in July 1999, the change in their remaining estimated useful lives resulted in the Company recognizing an additional $382,007, or $0.04 per weighted average basic and diluted common share, of depreciation expense in 1999. All computer equipment additions since July 1999 have been depreciated using estimated useful lives of three years.

Note 6. Financing Arrangements

  In January 1999, the Company entered into an agreement with a bank to provide an additional $400,000 of working capital in the form of a note payable. The Company borrowed approximately $400,000 under the note, all of which was repaid prior to December 31, 1999. The note was due January 2000 and bore interest at prime plus 0.75%. In connection with the note, the Company issued warrants to purchase 767 shares of common stock for $13.04 per share (note 9).

  In March 1998, the Company entered into a financing arrangement with a bank that provided up to $3,000,000 under a line of credit to support working capital and up to $2,000,000 under a term loan to purchase capital equipment. The line of credit expired in March 1999. In April 1999, the Company restructured this financing arrangement to provide a $5 million line of credit and a $1 million term loan. The line of credit matures in April 2000 and bears interest at a rate of prime plus 0.75%. The term loan is available for advances for one year during which time interest only is payable at prime plus 1% and after which principal and interest payments are due in equal monthly payments over 3 years beginning April 2000. The Company had no borrowings outstanding under the line of credit or term loan at December 31, 1999. All assets of the Company secure the arrangement. The agreement includes certain financial covenants including those requiring the Company to maintain minimum levels of working capital, liquidity and profitability, which the Company was in compliance with at December 31, 1999. In connection with the financing arrangement, the Company issued warrants to purchase 23,333 and 22,500 shares of common stock at an exercise price of $10.50 and $6.00 in 1999 and 1998, respectively (note 9).

  In April 1998, the Company entered into an agreement with a bank that provides for borrowing of up to $600,000. The note is due January 2000 and bears interest at prime plus 0.75%. All assets of the Company secure the note. No amount was outstanding under this note at December 31, 1999. In connection with the note, the Company issued warrants to purchase 1,534 shares of common stock for $13.04 per share (note 9).

Note 7. Income Taxes

  The components of income (loss) before income taxes are as follows:

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
                                                        (In thousands)
       U.S. operations............................ $(13,125) $(12,847) $(5,900)
       International operations...................      374       144      --
                                                   --------  --------  -------
                                                   $(12,751) $(12,703) $(5,900)
                                                   ========  ========  =======

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 7. Income Taxes--(Continued)


  The components of income tax expense (benefit) are as follows:

                                                                  Year Ended
                                                                 December 31,
                                                                ----------------
                                                                1999 1998   1997
                                                                ---- -----  ----
                                                                (In thousands)
     Current:
       Federal................................................. $--  $(102) $34
       Foreign taxes...........................................  267    45  --
                                                                ---- -----  ---
     Income tax expense (benefit)..............................  267 $ (57) $34
                                                                ==== =====  ===

  Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
                                                        (In thousands)
     Income tax benefit at U.S. statutory rate of
      34%.......................................... $(4,335) $(4,319) $(2,006)
     Non-deductible expenses, including merger
      related costs................................     278       46       21
     Change in valuation allowance, net of intra-
      period allocations...........................   4,180    4,212    2,019
     Foreign taxes.................................     144        4      --
                                                    -------  -------  -------
     Income tax expense (benefit).................. $   267  $   (57) $    34
                                                    =======  =======  =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                             (In thousands)
     Deferred tax assets:
       Net operating loss carryforwards.................... $ 16,752  $  9,268
       Research and development tax credits................      762       418
       Deferred revenue....................................    2,125     1,590
       Accrued expenses not currently deductible...........      408       482
       Other...............................................      586       220
                                                            --------  --------
     Total deferred tax assets.............................   20,633    11,978
     Deferred tax liability--accrual to cash adjustments...     (112)     (283)
                                                            --------  --------
     Net deferred tax assets...............................   20,521    11,695
     Valuation allowance...................................  (20,521)  (11,695)
                                                            --------  --------
                                                            $    --   $    --
                                                            ========  ========

  Due to the Company's history of net operating losses, the Company has established a valuation allowance equal to its net deferred tax assets on the basis that realization of such assets is not assured. The valuation allowance increased approximately $8.8 million, $4.3 million and $1.7 million during 1999, 1998, and 1997, respectively.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 7. Income Taxes--(Continued)

  At December 31, 1999, the Company had net operating loss carryforwards of approximately $49 million, which begin to expire in 2001, if not utilized. Approximately $13.9 million of the net operating loss carryforwards at December 31, 1999 result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders' equity (deficit). The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company may have experienced such ownership changes as a result of the various stock offerings and the utilization of the carryforwards could be limited.

Note 8. Redeemable Convertible Preferred Stock

  In February 1996, Primus completed a private offering of 6,910,568 shares of Series A redeemable convertible preferred stock (Series A) for $7,920,000, net of offering costs of $580,000. In March 1997, Primus completed a private offering of 1,000,000 shares of Series C redeemable convertible preferred stock (Series C) for $1,969,000, net of offering costs. In July 1998, Primus completed a private offering of 4,900,000 shares of Series D redeemable convertible preferred stock (Series D) for $12,213,000, net of offering costs. Concurrent with the Company's initial public offering in 1999, all outstanding redeemable convertible preferred stock was converted into 4,799,992 shares of common stock. All preferred stock converted into 0.333 shares of common stock, except Series A, which converted into 0.410 shares of common stock.

  The difference between the original net proceeds from redeemable convertible preferred stock and the conversion value of $23,588,000 represents the accretion of the redemption value of the redeemable convertible preferred stock through the date of the initial public offering.

  Holders of Series A, C, and D had preferential rights to dividends when and if declared by the Board of Directors. The holders were entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. In the event of liquidation, the holders of Series A, C, and D had preferential right to liquidation payments of $1.23, $2.00, and $2.50 per share, respectively, plus any accrued but unpaid dividends. The holders of a majority of the outstanding Series A, C, and D shares could have requested redemption on or after January 31, 2003 at $1.48, $2.40, and $3.00 per share, respectively, subject to adjustment, plus any declared but unpaid dividends thereon.

Note 9. Shareholders' Equity

 Convertible Preferred Stock

  In September 1996, Primus completed a private offering of 500,000 shares of Series B convertible preferred stock (Series B) for $981,000, net of offering costs. Concurrent with the Company's initial public offering, all 500,000 shares of Series B outstanding were converted into 166,666 shares of common stock. Series B had preferential rights to dividends when and if declared by the Board of Directors. The holders were entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. In the event of liquidation, the holders of Series B had preferential rights to liquidation payments of $2.00 per share, plus any accrued but unpaid dividends.

  Prior to the merger with Imparto in 1999, convertible preferred stock included 745,077 shares of Series A, B, C and D convertible preferred stock (Imparto Preferred Stock) (note 13). In 1999, Imparto sold 481,884 shares of Imparto Preferred Stock for approximately $7.6 million, net of offering costs. In 1998, Imparto sold 234,802 shares of Imparto Preferred Stock for approximately $3.0 million, net of offering costs. In 1997, Imparto sold 28,391 shares of Imparto Preferred Stock for approximately $257,000, net of offering costs. Concurrent with

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9. Shareholders' Equity--(Continued)

the merger with Imparto, the Imparto Preferred Stock converted into 745,077 shares of the Company's common stock. Imparto Preferred Stock gave certain rights to holders similar to the Company's Series B convertible preferred stock.

 Common Stock

  In April 1999, the Board of Directors authorized a 1-for-3 reverse stock split of the Company's common stock and, in connection with the stock split, the Company adjusted the authorized shares in its capitalization. The common stock and per-share data in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

  In July 1999, the Company sold 4,622,500 shares of common stock in an initial public offering. The aggregate price of the shares offered and sold by Primus was approximately $50.8 million. Proceeds to Primus, after accounting for $3.6 million in underwriting discounts and commissions and approximately $1 million in other expenses, were $46.2 million.

 Stock Options

  The Company's fixed stock option plans include the Employee Stock Option and Restricted Stock Award Plan, the Nonemployee Director Stock Option Plan, the 1995 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 1999 Nonofficer Employee Stock Compensation Plan. The use of the 1995 Stock Incentive Option Plan for grants of new awards terminated in 1999. In connection with the merger with Imparto in December 1999, the Company assumed outstanding options to purchase common stock originally issued under Imparto's stock option plan (Acquired Options) (see note 13). All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the Agreement and Plan of Merger with Imparto. No additional options will be granted under the Imparto stock option plan. The Company's stock option plans, as well as the assumed stock option plan, are hereby collectively referred to as the "Option Plans." The Option Plans provide for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants. Options granted under the Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years. During 1999, the shareholders increased the number of shares available under the Option Plans by 2,666,667.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9. Shareholders' Equity--(Continued)


  A summary of the Company's stock option activity for the years ended December 31 follows:

                                                            Outstanding Options
                                                            --------------------
                                                                       Weighted-
                                                  Shares                Average
                                                Available   Number of  Exercise
                                                for Grant    Shares     Prices
                                                ----------  ---------  ---------
Balance at December 31, 1996...................    469,712  2,027,949   $ 2.01
Additional shares authorized...................  1,333,333        --       --
Options granted................................ (1,752,599) 1,752,599     2.99
Options forfeited..............................    259,692   (948,204)   (1.92)
Options exercised..............................        --     (30,710)   (2.66)
                                                ----------  ---------   ------
Balance at December 31, 1997...................    310,138  2,801,634     2.65
Additional shares authorized...................    666,667        --       --
Options granted................................   (701,194)   701,194     3.60
Options forfeited..............................    389,468   (433,072)   (3.11)
Options exercised..............................        --    (452,618)   (1.73)
                                                ----------  ---------   ------
Balance at December 31, 1998...................    665,079  2,617,138     2.99
Additional shares authorized...................  2,666,667
Options granted:
  Price less than market.......................    (53,833)    53,833     6.56
  Price equal to market........................ (1,912,086) 1,912,086    19.51
Options forfeited..............................    305,510   (443,218)   (4.66)
Options exercised..............................        --    (594,449)   (2.90)
                                                ----------  ---------   ------
Balance at December 31, 1999...................  1,671,337  3,545,390   $11.76
                                                ==========  =========   ======

  Total exercisable options and their weighted average exercise price at December 31, 1999, 1998 and 1997 were 1,124,521, 1,419,589 and 1,509,151 shares and $3.12, $2.72 and $2.36, respectively. Additional information regarding options outstanding and options exercisable at December 31, 1999 for selected exercise price ranges follows:

                                    Outstanding           Exercisable
                               ---------------------- -------------------
                               Weighted-  Weighted-             Weighted-
                                Average    Average               Average
      Range of       Number of Exercise  Contractual  Number of Exercise
   Exercise Prices    Options    Price   Life (Years)  Options    Price
   ---------------   --------- --------- ------------ --------- ---------
   $ 0.03 - 2.25       248,190  $ 1.65       5.68       217,347  $ 1.73
     3.00 - 3.00     1,307,174    3.00       7.77       817,606    3.00
     3.65 - 8.25       655,227    6.69       8.94        70,802    4.68
     9.00 - 20.41      797,897   15.88       9.43        12,290   10.50
    22.44 - 54.81      501,318   36.57       9.83         6,476   33.75
    55.56 - 55.56       35,584   55.56       9.94           --      --
                     ---------                        ---------
   $ 0.03 - 55.56    3,545,390  $11.76       8.53     1,124,521  $ 3.12
                     =========                        =========

 Employee Stock Purchase Plan

  In April 1999, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to 600,000 shares of common stock, plus annual increases as

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9. Shareholders' Equity--(Continued)

defined by the plan document. The ESPP enables employees to purchase shares of the Company's common stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in 24-month offering periods that include four consecutive six-month purchase periods. Eligible employees elect to have deducted from 1% to 10% of their base compensation up to $25,000 per year. The amounts deducted can be used to purchase the Company's common stock at the lesser of 85% of the fair value on the first day of the offering period or 85% of the fair value on last day of the purchase period (purchase date). The purchase price for the first offering beginning in July 1999 shall be the lesser of 100% of the initial public offering price before underwriter's discount or 85% of fair value on purchase date. At December 31, 1999, 562,754 shares remained available for purchase under the plan.

 Warrants

  A summary of the Company's warrant activity for the years ended December 31 follows:

                                                        Outstanding Warrants
                                                      --------------------------
                                                       Number
                                                         of     Weighted-Average
                                                       Shares   Exercise Prices
                                                      --------  ----------------
   Balance at December 31, 1996......................   49,390       $ 2.77
     Warrants issued.................................   15,000         3.00
     Warrants exercised..............................      --           --
                                                      --------       ------
   Balance at December 31, 1997......................   64,390         2.82
     Warrants issued.................................   42,700         6.91
     Warrants exercised..............................  (16,667)       (3.00)
                                                      --------       ------
   Balance at December 31, 1998......................   90,423         4.72
     Warrants issued.................................   35,767         8.95
     Warrants exercised.............................. (112,223)       (5.81)
                                                      --------       ------
   Balance at December 31, 1999......................   13,967       $ 6.80
                                                      ========       ======

 Stock-Based Compensation

  In 1999, the Company issued certain fixed options to employees under the Option Plans with an exercise price less than the fair value of the underlying common stock on the date of grant. The Company also issued certain options and warrants to purchase common stock to non-employees in connection with financing arrangements and consulting agreements in 1999 and prior years. The value of these awards is being recognized as either compensation or interest expense over the underlying awards' service periods. The Company recognized expense of approximately $743,000, $36,000 and $9,000 in 1999, 1998 and 1997
related to these options and warrants.

  Pro forma information regarding net loss and net loss per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair market value method. The fair value of options and stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model. The fair value of options granted under the Option Plans was estimated using the following weighted-average assumptions: risk-free interest rate of 6.19% in 1999; 5.38% in 1998; and 5.79% in 1997; expected option life of five years, dividend yield rate of 0%, and volatility of 91.16% in 1999. Options granted by the Company in 1998 and 1997 and by Imparto prior to its merger with the Company were valued using the minimum value method and therefore volatility was not applicable. The fair value of stock

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9. Shareholders' Equity--(Continued)

purchase rights under the ESPP was estimated using the following weighted-average assumptions in 1999: stock price $17.56, exercise price $11.00, risk-free interest rate of 6.19%; expected life of 1.25 years, dividend yield rate of 0%, and volatility of 91.16%.

  For purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         Year Ended December
                                                                 31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------- ------- ------
                                                        (In thousands, except
                                                           per share data)
   Loss available to common shareholders:
     As reported....................................... $13,449 $13,191 $6,235
     SFAS No. 123 pro forma net loss...................  17,124  13,491  6,888
   Basic and diluted net loss per share:
     As reported.......................................    1.41    3.21   1.54
     SFAS No. 123 pro forma............................    1.80    3.28   1.71
   Weighted-average fair value of options granted
    during the year:
     Price less than market............................   17.61     --     --
     Price equal to market.............................   14.37    1.21   0.76
                                                        ------- ------- ------
   Weighted-average fair value of ESPP................. $ 11.09 $   --  $  --
                                                        ======= ======= ======

Note 10. Employee Benefit Plan

  The Company maintains a defined contribution retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to 15% of their annual compensation on a pretax basis, subject to maximum limits on contributions. Contributions by the Company are at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

Note 11. Commitments

  The Company leases office space under operating leases with various expiration dates through 2001. Future minimum rental payments, are as follows as of December 31, 1999:

                                                                Operating Leases
                                                                ----------------
                                                                 (In thousands)
   2000........................................................       $722
   2001........................................................        110
                                                                      ----
                                                                      $832
                                                                      ====

  Rent expense was approximately $1.3 million, $817,000 and $566,000 for 1999, 1998 and 1997, respectively.

Note 12. Related-Party Transactions

  In 1997, Primus KK, a distributor whose majority shareholder is also a significant shareholder of the Company, became a reseller of the Company's products and support services in Japan. The Company does not

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 12. Related-Party Transactions--(Continued)

recognize any revenue on sales of the Company's product or support services to Primus KK until it is sold through by Primus KK to end-users. Revenues recognized under the reseller agreements total approximately $1.4 million, $575,000, and $30,000 in 1999, 1998 and 1997, respectively, and revenue deferred at December 31, 1999 and 1998 was approximately $1.5 million and $1.4 million, respectively.

Note 13. Business Combination

  On December 12, 1999, the Company entered into an Agreement and Plan of Merger with a California corporation, Imparto Software Corporation (Imparto) and exchanged 913,788 shares of the Company's common stock for all of the issued and outstanding capital stock of Imparto. In addition, the Company assumed, on a converted basis, 86,212 of options and warrants to purchase capital stock of Imparto outstanding at the time of merger. The combination was accounted for under the pooling-of-interests method of accounting, and accordingly, the consolidated financial statements for all periods prior to the combination are restated to include the accounts and results of operations of Imparto. Imparto had the same fiscal year-end as the Company, and there were no adjustments to conform accounting methods or eliminate intercompany transactions. In connection with the merger, the Company incurred approximately $1.5 million in merger-related costs primarily for investment banking, legal and other professional fees in the fourth quarter of 1999.

  Results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
                                                         (In thousands)
     Revenues:
       Primus...................................... $ 24,179  $  8,610  $ 5,189
       Imparto.....................................      965       952    1,294
                                                    --------  --------  -------
                                                    $ 25,144  $  9,562  $ 6,483
                                                    ========  ========  =======
     Net income (loss):
       Primus...................................... $ (5,287) $(10,603) $(5,985)
       Imparto.....................................   (7,731)   (2,043)      51
                                                    --------  --------  -------
                                                    $(13,018) $(12,646) $(5,934)
                                                    ========  ========  =======

Note 14. Business Segment Information

  The Company and its subsidiaries are principally engaged in the design, development, marketing and support of its eService family of eProducts: eSupport and eMarketing. Substantially all revenues result from the licensing of the Company's software products and related consulting and customer support (maintenance) services. The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 14. Business Segment Information--(Continued)


  The majority of the Company's revenues are derived from customers in the United States. The Company's international sales are principally in Europe and Japan. The following geographic information is presented for years ended December 31, 1999, 1998 and 1997:

                                                            Year Ended December
                                                                    31,
                                                           ---------------------
                                                            1999    1998   1997
                                                           ------- ------ ------
                                                              (In thousands)
     United States........................................ $20,894 $8,132 $6,452
     International........................................   4,250  1,430     31
                                                           ------- ------ ------
       Total revenues..................................... $25,144 $9,562 $6,483
                                                           ======= ====== ======

Note 15. Subsequent Event

  On January 21, 2000, pursuant to an Agreement and Plan of Merger, dated as of January 8, 2000, the Company merged with 2order.com, Inc., a Georgia corporation (2order.com). 2order.com develops and markets software that acts as a personal sales assistant, helping buyers define requirements and configure custom solutions. 2order.com was incorporated in Georgia in 1991 under the name Business Systems Design, Inc. As a result of the merger, Primus issued 1,506,127 shares of the Company's common stock, $.025 par value per share in exchange for all issued and outstanding capital shares and assumed all outstanding options and warrants of 2order.com, which represents, on a converted basis, 150,378 shares of the Company's common stock. The Merger will be accounted for as a pooling-of-interests business combination, and accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to included the accounts and results of operations of 2order.com. The following unaudited proforma data summarizes the combined results of operations of the Company and 2order.com as if the combination had been consummated on December 31, 1999.

                                                           Year Ended December
                                                                   31,
                                                          ----------------------
                                                           1999    1998    1997
                                                          ------- ------- ------
                                                              (In thousands,
                                                          except per share data)
     Revenues............................................ $27,318 $12,219 $7,496
                                                          ======= ======= ======
     Net loss............................................ $17,115 $15,441 $6,966
                                                          ======= ======= ======
     Loss per common share............................... $  1.77 $  3.49 $ 1.60
                                                          ======= ======= ======

                                                                     SCHEDULE II

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                   Balance at
                                   Beginning   Charged              Balance at
Allowance For Doubtful Accounts     of Year   to Expense Write-offs End of Year
-------------------------------    ---------- ---------- ---------- -----------
                                                  (In thousands)
Year ended December 31, 1999......    378        318         --         696
Year ended December 31, 1998......     70        334        (26)        378
Year ended December 31, 1997......     70         --         --          70