Form 10-Q
period 2000-03-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2000-05-11
CIK 1067797

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED MARCH 31, 2000         COMMISSION FILE NUMBER: 000-26273



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

                               Yes [X]   No [ ]

As of May 9, 2000 there were 17,652,574 shares of the Registrant's Common Stock outstanding.

                        Primus Knowledge Solutions, Inc.
                                   Form 10-Q
                                 March 31, 2000

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                                      PAGE
                                                                                                      ----
ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

           .  Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.....     3

           .  Condensed Consolidated Statements of Operations for the three months
              ended March 31, 2000 and March 31, 1999..............................................     4

           .  Condensed Consolidated Statement of Shareholders' Equity for the three months
              ended March 31, 2000.................................................................     5

           .  Condensed Consolidated Statements of Cash Flows for the three months
              ended March 31, 2000 and March 31, 1999..............................................     6

           .  Notes to Condensed Consolidated Financial Statements.................................     7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...    11

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk..............................    24


PART II.   OTHER INFORMATION

ITEM 2.    Change in Securities and Use of Proceeds................................................    25

ITEM 6.    Exhibits and Reports on Form 8-K........................................................    26


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                            March 31, 2000   December 31, 1999
                                                                            --------------   -----------------
                                                                             (unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 14,737            $ 17,602
  Short-term investments                                                         31,477              37,055
  Accounts receivable, net                                                        9,088               8,479
  Note receivable                                                                 2,099                   -
  Prepaid expenses and other current assets                                         940                 993
                                                                               --------            --------
       Total current assets                                                      58,341              64,129

Property and equipment, net                                                       3,257               2,853
Other assets                                                                        373                 424
                                                                               --------            --------
       Total assets                                                            $ 61,971            $ 67,406
                                                                               ========            ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  2,690            $  1,415
  Accrued and other liabilities                                                   2,624               4,190
  Compensation-related accruals                                                   3,261               3,249
  Current portion of long-term debt                                                   -                 319
  Deferred revenue, including related-party amounts of $572
     and $1,516 at March 31, 2000 and December 31, 1999, respectively             9,544              10,418
                                                                               --------            --------
       Total current liabilities                                                 18,119              19,591
                                                                               --------            --------

Long-term debt, net of current portion                                                -                  60
Redeemable convertible preferred stock                                                -               9,054

Shareholders' equity:
  Common stock                                                                      441                 404
  Additional paid-in-capital                                                    103,546              92,891
  Deferred stock-based compensation                                                 (95)               (114)
  Accumulated other comprehensive loss                                             (178)               (110)
  Accumulated deficit                                                           (59,862)            (54,370)
                                                                               --------            --------
       Total shareholders' equity                                                43,852              38,701
                                                                               --------            --------
       Total liabilities and shareholders' equity                              $ 61,971            $ 67,406
                                                                               ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2000          1999
                                               -----------   --------------
Revenues:
  License, including amounts from
     related parties of $1,038 and $695
     for the three months ended March 31,
     2000 and 1999, respectively               $     7,180   $    3,259
  Services                                           3,278        1,319
                                               -----------   ----------
     Total revenues                                 10,458        4,578
                                               -----------   ----------
Cost of revenues:
  License                                              323          160
  Services                                           2,608        1,335
                                               -----------   ----------
     Total cost of revenues                          2,931        1,495
                                               -----------   ----------
         Gross profit                                7,527        3,083

Operating expenses:
  Sales and marketing                                6,826        3,728
  Research and development                           4,011        2,065
  General and administrative                         2,300        1,320
  Merger related costs                                 505            -
                                               -----------   ----------
     Total operating expenses                       13,642        7,113
                                               -----------   ----------
         Loss from operations                       (6,115)      (4,030)

Other income                                           786           34
Other expense                                         (131)          (7)
                                               -----------   ----------
     Loss before income taxes                       (5,460)      (4,003)
Income tax expense                                      32           27
                                               -----------   ----------
         Net loss                                   (5,492)      (4,030)

Preferred stock accretion                              (43)        (388)
                                               -----------   ----------
     Net loss available to common
     shareholders                              $    (5,535)  $   (4,418)
                                               ===========   ==========

Basic and diluted net loss per common share         $(0.32)      $(0.88)
                                               ===========   ==========

Shares used in computing basic and diluted
   net loss per common share                    17,273,710    5,022,225
                                               ===========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                                           Accumulated
                                          Common stock       Additional     Deferred          other                       Total
                                      ---------------------    paid-in     stock-based    comprehensive   Accumulated  shareholders'
                                        Shares    Par value    capital    compensation        loss          deficit       equity
                                      ----------  ---------  -----------  -------------  --------------  ------------  -------------
Balance at December 31,
  1999..............................  16,180,886       $404    $ 92,891          $(114)           $(110)   $(54,370)       $38,701
Preferred stock accretion...........          --         --         (43)            --               --          --            (43)
Exercise of stock options
  and warrants......................     515,497         14       1,446             --               --          --          1,460
Stock options and warrants
  issued in exchange
  for services......................          --         --         178             --               --          --            178
Deferred stock-based
  compensation......................          --         --          --             19               --          --             19
Conversion of 2order.com
  redeemable convertible
  preferred stock...................     916,918         23       9,074             --               --          --          9,097
Comprehensive loss:
 Foreign currency
   translation loss.................          --         --          --             --               (6)         --             --
 Unrealized loss on
   short-term investments...........          --         --          --             --              (62)         --             --
 Net loss...........................          --         --          --             --               --      (5,492)
    Total comprehensive
      loss..........................          --         --          --             --               --          --         (5,560)
                                    ----------------------------------------------------------------------------------------------
Balance at March 31,
  2000..............................  17,613,301       $441    $103,546          $ (95)           $(178)   $(59,862)       $43,852
                                    ==============================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                       $(5,492)        $(4,030)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Option and warrant expense                                 197               -
          Depreciation and amortization                            1,110             235
          Changes in assets and liabilities:
            Accounts receivable                                     (609)            914
            Prepaid expenses and other current assets                 53              56
            Note receivable                                       (2,099)              -
            Other assets                                              51               2
            Accounts payable and accrued liabilities                (291)           (277)
            Compensation-related accruals                             12            (342)
            Deferred revenue                                        (874)           (795)
                                                                 -------         -------
              Net cash used in operating activities               (7,942)         (4,237)
                                                                 -------         -------
Cash flows from investing activities:
  Purchases of short-term investments                             (5,080)         (1,773)
  Proceeds from maturity of short-term investments                10,596           2,833
  Purchases of property and equipment                             (1,514)           (220)
                                                                 -------         -------
              Net cash provided by investing activities            4,002             840
                                                                 -------         -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                           600
  Repayments on long-term debt                                      (379)            (92)
  Proceeds from the issuance of common stock, net                  1,460           1,478
  Repurchase of common stock                                                        (103)
  Proceeds from issuance of preferred stock                            -           1,200
                                                                 -------         -------

              Net cash provided by financing activities            1,081           3,083

Effect of exchange rate changes on cash                               (6)             (4)
                                                                 -------         -------
              Net decrease in cash and cash equivalents           (2,865)           (318)

Cash and cash equivalents at beginning of period                  17,602           7,708
                                                                 -------         -------
Cash and cash equivalents at end of period                       $14,737         $ 7,390
                                                                 =======         =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(Unaudited)

NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

Primus Knowledge Solutions, Inc. (Primus) is a leading provider of eCRM software that enables companies to maximize the value of customer interactions across multiple communication channels and business processes thereby enhancing customer relationships. Our solution addresses the unique challenges faced by companies implementing an e-business strategy. Sales are primarily generated through a domestic and European field sales organization. Products sold domestically and internationally are developed by us at our Seattle headquarters. We were incorporated in the state of Washington in 1986.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Primus and our wholly-owned subsidiaries, including our foreign subsidiary, Primus UK Ltd. All significant intercompany balances and transactions have been eliminated.

In December 1999 and January 2000, Primus merged with Imparto Software Corporation (Imparto) and 2order.com, Inc. (2order.com), respectively, in combinations accounted for as pooling-of-interests. The condensed consolidated financial statements and notes thereto for all periods prior to the combinations are restated to include the accounts and results of operations of Imparto and 2order.com.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999 included in our Annual Report on Form 10-K filed with the SEC. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We have recognized software license revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. The AICPA recently issued its Statement of Position 98-9, which provides certain amendments to its Statement of Position 97-2 and is effective for transactions entered into beginning January 1, 2000. The implementation of this latest AICPA pronouncement did not materially impact our revenue recognition practices.

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

In addition, there may be arrangements where we are contractually restricted from invoicing a customer until a later date. In these cases, we will record the accounts receivable and recognize the revenue when we invoice the customer, which is generally 30-60 days prior to the due date.

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

NOTE 3.   BUSINESS COMBINATION

On January 21, 2000, pursuant to an Agreement and Plan of Merger, dated as of January 8, 2000, we merged with 2order.com, Inc., a Georgia corporation (2order.com). As a result of the merger, we issued 1,506,127 shares of our common stock, $.025 par value per share, in exchange for all issued and outstanding capital stock of 2order.com and assumed all outstanding options and warrants of 2order.com, which represents, on a converted basis, 150,378 shares of our common stock. The Merger was accounted for as a pooling-of-interests business combination, and accordingly, our historical consolidated financial statements are presented in this report as restated to include the accounts and results of operations of 2order.com. 2order.com had the same fiscal year-end as Primus and there were no adjustments to conform accounting methods or eliminate intercompany transactions. In connection with the merger, we incurred approximately $505,000 in merger-related costs primarily for investment banking, legal and other professional fees during the three months ended March 31, 2000.

Results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are as follows:

                                Three Month Ended March 31,
                              --------------------------------
                               2000                     1999
                              -------                  -------
                                       (In thousands)
     Revenues:
          Primus              $ 9,720                  $ 3,973
          2order                  738                      605
                              -------                  -------
                              $10,458                  $ 4,578
                              =======                  =======
   Net loss:
          Primus              $(4,402)                 $(3,037)
          2order               (1,090)                    (993)
                              -------                  -------
                              $(5,492)                 $(4,030)
                              =======                  =======

NOTE 4.   EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," we reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and for certain periods, convertible preferred stock. Net loss available to common shareholders includes net loss and preferred stock accretion. As we had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants, stock options, and convertible preferred stock to acquire common shares were excluded from the computation of diluted earnings per share at March 31, 2000 and March 31, 1999 because the effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase 4,263,385 and 3,240,375, and preferred stock convertible into zero and 6,175,244 common shares at March 31, 2000 and 1999, respectively.

NOTE 5.   COMPREHENSIVE LOSS

The following table reconciles net loss as reported to total comprehensive loss for the three months ended March 31, 2000 and 1999:

                                     Three Months Ended
                                          March 31,
                                     ------------------
                                       2000      1999
                                     -------   --------
                                       (In thousands)
Net loss                             $(5,492)  $(4,030)
Other comprehensive income:
    Unrealized currency loss              (6)       (4)
    Unrealized loss on securities
      available-for-sale                 (62)       --
                                     -------   -------
Total comprehensive loss             $(5,560)  $(4,034)
                                     =======   =======

NOTE 6.   BUSINESS SEGMENT INFORMATION

Primus and our subsidiaries are principally engaged in the design, development, marketing and support of our eService family of eProducts: eSupport, eSales and eMarketing. Substantially all revenues result from the licensing of our software products and related consulting and customer support (maintenance) services.
Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenues are derived from customers in the United States. Our international sales are principally in Europe and Japan. The following geographic information is presented for quarters ended March 31, 2000 and 1999:

                                                                 Three Months Ended March 31,
                                                           ---------------------------------------
                                                                        2000                  1999
                                                           -----------------      ----------------
                                                                        (In thousands)
     United States                                                   $ 8,703                $3,157
     International                                                     1,755                 1,421
                                                           -----------------      ----------------
        Total revenues                                               $10,458                $4,578
                                                           =================      ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-Q entitled "Factors That May Affect Results Of Operations and Financial Condition," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Annual Report on Form 10-K, a copy of which is on file at the Securities and Exchange Commission. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and carefully consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk and factors that may affect our business.

OVERVIEW

We are a leading provider of eCRM software that enables companies to maximize the value of customer interactions across multiple communication channels and business processes thereby enhancing customer relationships. Our solution addresses the unique challenges faced by companies implementing an e-business strategy. Our product suite is designed to be a comprehensive software solution that enables companies to effectively manage all major points of customer contact, from marketing to sales to customer support, and create value for both Primus and the customer with every interaction. Our software solutions can be deployed as a suite or as individual products, depending on our preference and/or immediate need.

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

RECENT DEVELOPMENTS

In April 2000, we announced the release of our latest product, Primus eServer
4.0. This is a significant upgrade to our software suite that provides enhancements to our solution offerings in the areas of security, customization and database support. The Primus eServer product supports the relational database systems by Oracle and Microsoft SQL Server.

RESULTS OF OPERATIONS FOR THE THREE  MONTHS ENDED MARCH 31, 2000 AND 1999

     The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period.

                               Three Months Ended March 31,
                               ----------------------------
                                 2000                1999
                               --------            --------
Revenues:
 License                         68.7%              71.2%
 Services                        31.3               28.8
                               ------             ------
 Total revenues                 100.0              100.0
                               ------             ------
Cost of revenues:
 License                          3.1                3.5
 Services                        24.9               29.2
                               ------             ------
 Total cost of revenues          28.0               32.7
                               ------             ------
Gross profit                     72.0               67.3
                               ------             ------
Operating expenses:
 Sales and marketing             65.3               81.4
 Research and development        38.4               45.1
 General and administrative      22.0               28.8
 Merger related costs             4.8                 --
                               ------             ------
 Total operating expenses       130.5              155.3
                               ------             ------
Loss from operations            (58.5)             (88.0)
Other income                      7.5                 .7
Other expense                    (1.3)               (.1)
                               ------             ------
Loss before income taxes        (52.3)             (87.4)
Income tax expense                 .3                 .6
                               ------             ------
Net loss                       (52.6)%             (88.0)%
                               ======             ======

Revenues

We derive our revenue from the sale of software licenses and related services including support and maintenance contracts. Revenue was approximately $10.5 million and $4.6 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase in the first quarter of 2000 of approximately $5.9 million, or 128%, over the comparable quarter of the prior year.

License Revenue. License revenue was approximately $7.2 million and $3.3 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase in the first quarter of 2000 of approximately $3.9 million, or 120%, over the comparable quarter of the prior year. The increase was due to increased sales of our eCRM products and increases in both the size and productivity of our sales force. International license revenues were approximately $1.4 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. Sales personnel totaled 72 and 59 as of March 31, 2000 and 1999, respectively.

Services Revenue. Services revenue was approximately $3.3 million and $1.3 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase in the first quarter of 2000 of approximately $2.0 million, or 149%, over the comparable quarter of the prior year. Maintenance and support contract revenues increased approximately $1.1 million in the first quarter of 2000 over the comparable quarter of the prior year. Consulting fees increased approximately $891,000 in the first quarter of 2000 over the comparable quarter of the prior year.

Services revenue represented 31.3% and 28.8% of our total revenue for the three months ended March 31, 2000 and March 31, 1999, respectively. We expect the proportion of services revenue to total revenue to fluctuate in the future, depending in part on our customers' use of third-party consulting and implementation services providers.

Cost of Revenue

Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to media and duplication of our products and manuals. Cost of license revenue was approximately $323,000 and $160,000 for the three months ended March 31, 2000 and 1999, respectively. Cost of license revenue as a percentage of license revenue was 4.5% and 4.9% for the three months ended March 31, 2000 and 1999, respectively. We anticipate that our cost of license revenue will continue to fluctuate in absolute dollars and as a percent of license revenue, which has varied in the past due to the expected increase in the volume of software product sales and the type of royalty agreements in place at the time.

Cost of Services Revenue. Cost of services revenue includes personnel and other costs related to professional services and customer support. Cost of services revenue was approximately $2.6 million and $1.3 million for the three months
ended March 31, 2000 and 1999, respectively.   While cost of services revenue
increased approximately $1.3 million, or 95%, for the three months ended March 31, 2000 compared to the same period in 1999, cost of services as a percentage of service revenues decreased from 101% to 80% for the same period. The decrease in cost of services revenue as a percentage of services revenue was primarily due to higher utilization of consulting-services personnel and growth of maintenance revenue. Professional services and customer support personnel totaled 61 and 45 for the three months ended March 31, 2000 and 1999, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were approximately $6.8 million and $3.7 million for the three months ended March 31, 2000 and 1999, respectively. Sales and marketing expenses increased approximately $3.1 million, or 83% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase is primarily due to the continued growth in the number of our sales and marketing personnel as well as an increase in commissions as a result of revenue growth. Sales and marketing employees totaled 89 and 76 for the three months ended March 31, 2000 and 1999, respectively. Sales and marketing expenses as a percentage of total revenue was 65.3% and 81.4% for the three months ended March 31, 2000 and 1999, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain market position and further increase market acceptance of our products. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and the dollar amount of sales and marketing expenses will increase in future periods, although they may decline as a percentage of total revenue.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, program managers and quality assurance personnel and payments to outside contractors. Research and development expenses were approximately $4.0 million and $2.1 million for the three months ended March 31, 2000 and 1999, respectively. Research and development expenses increased approximately $1.9 million, or 94%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase was primarily due to increased hiring of software developers and quality-assurance staff to support development of our new products, enhancements to our existing products and an increase in compensation levels for development and quality-assurance personnel. Research and development personnel totaled 99 and 73 for the three months ended March 31, 2000 and 1999, respectively. Research and development expenses as a percentage of total revenue was 38.4% and 45.1% for the three months ending March 31, 2000 and March 31, 1999, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our eCRM software and to develop additional applications. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. As such, we expect research and development costs as a percentage of total revenue to fluctuate. In the development of our new products and enhancements of existing products, the technological feasibility of our software was not established until substantially all product development was complete. Accordingly, software development costs eligible for capitalization were insignificant, and all costs related to internal research and development have been expensed as incurred.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. General and administrative expenses were approximately $2.3 million and $1.3 million for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses increased approximately $980,000, or 74%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in general and administrative expenses was primarily the result of our hiring additional executive, finance, and administrative personnel to support the growth of our business during these periods as well as an increase in legal and professional fees associated with becoming a public company. General and administrative employees totaled 33 and 28 for the three months ended March 31,
2000 and 1999.   General and administrative expenses as a percentage of total revenue were 22.0% and 28.8% for the three months ended March 31, 2000 and 1999, respectively. The fluctuation of general and administrative expense as a percentage of total revenue reflects the building of our infrastructure during these periods. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and the expenses associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-services fees.

Merger Related Costs. Merger related costs were approximately $505,000 for the three months ended March 31, 2000. These costs were recorded in connection with the January 2000 merger with 2order.com that was accounted for under the pooling-of-interests method of accounting.

Other Income, Net. Other income (expense) was $655,000 and $27,000 for the three months ended March 31, 2000 and 1999, respectively. The variances from period to period were due to fluctuations in the average combined cash and cash equivalents and short-term investment balances. We expect to continue to yield investment income on our average balance of combined cash and cash equivalents and short-term and long-term investments at an average rate comparable to that experienced in 1999 and the first quarter of 2000.

Income Taxes. We have not recorded income tax benefits related to the net operating losses in 1999 and the first quarter of 2000 as a result of the uncertainties regarding the realization of the net operating losses. Tax expense recorded in both the first quarter of 2000 and 1999 primarily relates to tax expense from our foreign operations.

Liquidity and Capital Resources

As of March 31, 2000, we had cash and cash equivalents of approximately $14.7 million, a decrease from $17.6 million of cash and cash equivalents held as of December 31, 1999. As of March 31, 2000, we had short-term investments of approximately $31.5 million, representing a decrease of approximately $5.6 million from investments held as of December 31, 1999. As of March 31, 2000, our working capital was approximately $40.2 million compared to approximately $44.5 million at December 31, 1999.

Our accounts receivable was approximately $9.1 million and $8.5 million as of March 31, 2000 and December

31, 1999, respectively, representing an increase of approximately $600,000, or 7.2%. This increase was principally a result of an increase in revenues during the recent quarter, offset in part by cash collections during the three months ended March 31, 2000. Days' sales outstanding ("DSO") in accounts receivable was 78 days and 85 days as of March 31, 2000 and December 31, 1999, respectively. We expect that DSO will fluctuate significantly in future quarters.

Our total liabilities were approximately $18.1 million as of March 31, 2000 and $28.7 million as of December 31, 1999, including our redeemable preferred stock, representing a decrease of $10.6 million, or 37%. This decrease was principally the result of the conversion of approximately $9.1 million in redeemable convertible preferred stock to common stock in connection with the merger of 2order.com in the first quarter of 2000.

Our operating activities resulted in net cash outflows of approximately $7.9 million for the three months ended March 31, 2000. Adjustments to the $5.5 million net loss to reconcile to cash used in operating activities includes approximately $1.1 million for depreciation and amortization, approximately $2.1 million related to the transfer of an accounts receivable balance to a note receivable and approximately $900,000 for the decrease in deferred revenue. Net cash used in operating activities was approximately $4.2 million for the three months ended March 31, 1999.

Investing activities provided cash of approximately $4.0 million for the three months ended March 31, 2000. Investing activities for this period consisted primarily of approximately $10.6 million in proceeds from the maturity of short-term investments offset by approximately $5.1 million in purchases of short-term investments. Further activities included the purchase of approximately $1.5 million in capital equipment. Net cash provided by investing activities was approximately $840,000 for the three months ended March 31, 1999.

Financing activities provided cash of approximately $1.1 million for the three months ended March 31, 2000. Financing activities for this period included approximately $1.5 million in proceeds from the exercise of stock options and warrants offset by approximately $379,000 in repayments of debt obligations.
Net cash provided by financing activities was approximately $3.1 million for the three months ended March 31, 1999.

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

     .  increase sales and marketing activities

     .  develop new distribution channels

     .  improve our operational and financial systems

     .  broaden our professional services capabilities

Such operating expenses will consume a material amount of our cash. We believe that our existing cash and cash equivalents and available line of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our current shareholders' ownership interest in Primus.

Recently Issued Accounting Pronouncements

In March 2000 the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A). SAB 101A delays the effective date of Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," to the second quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB 101 in the second quarter of 2000 and anticipate that such adoptions will not have a material impact on our consolidated financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of APB Opinion 25, Accounting for Stock Issued to Employees, for issues, among others, regarding; (a) the definition of employees,
(b) defining non-compensatory plans, (c) modifications to previously fixed stock option awards, and (d) accounting for an exchange of stock compensation awards in a business combination. We will adopt Interpretation No. 44 in the third quarter of 2000 and do not expect the adoption of the Interpretation to have a material impact on the consolidated financial statements.

Factors Affecting Our Future Operating Results

  You should carefully consider the risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

 We have incurred operating losses and we may not be profitable in the future.

  We have incurred net losses in each quarter since inception and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2000, we had an accumulated deficit of $59.9 million. We expect to continue to devote substantial resources to expand our product development, sales and marketing and our customer support and professional service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period.

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

  Product license revenues and related services from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues through March 31, 2000, and we expect these products to continue to account for a substantial portion of our revenues for the remainder of 2000. As a result, factors adversely affecting the demand for these products and our eCRM products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of eCRM products and our ability to develop and sell enhanced versions of our eCRM products.

 Factors outside our control may make our products less useful.

  The effectiveness of our eCRM products depends in part on widespread adoption and effective use of our software by an enterprise's personnel, partners and customers and the value derived by each such usage. In addition, the effectiveness of our knowledge-enabled approach is dependent upon a current database. If customer-support personnel do not adopt and effectively use our products, necessary solutions will not be added to the database, and the database will be inadequate. If an enterprise deploying our software fails to maintain a current database, the value of our eCRM products to our users will be impaired. Thus, successful deployment and broad acceptance of our eCRM products will depend in part on the quality of the users' existing database of solutions, which is outside our control.

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

  The principal competitive factors in our industry include:

 .  vendor and product reputation                           .  product ease-of-use

 .  customer referenceability                               .  the quality of customer support services,
                                                              documentation and training

 .  measurable economic return                              .  the quality, speed and effectiveness of
                                                              application development services

 .  product quality, performance and price                  .  the effectiveness of sales and marketing efforts

 .  breadth of product functionality and features           .  product integration with other enterprise
                                                              applications

 .  product scalability

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

  The market price of our common stock has been volatile since our initial public offering in July 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive. In that case, our ability to attract and retain employees will be adversely affected.

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

  Revenues from customers outside the United States represented approximately $1.8 million in the 3 months ended March 31, 2000, or 17% of our total revenue for the same period. We currently customize our products for the Japanese market. In the future, we plan to develop additional localized versions of our products. Localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

Our stock price has been volatile and could fluctuate in the future.

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

  Our officers, directors and affiliated entities together beneficially own approximately one-third of the outstanding shares of our common stock. As a result, these shareholders are able to influence all matters requiring shareholder approval and, thereby, our management and affairs. Some matters that typically require shareholder approval include:

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

  In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, "Software Revenue Recognition," and later amended its position by its Statement of Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2 and Statement of Position 98-4. The AICPA has also issued Statement of Position 98-9, which is effective for transactions we enter into beginning January 1, 2000 and the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements", which is effective after June 15, 2000. Full implementation guidelines for these standards have not yet been issued. Once available, such implementation guidelines could lead to unanticipated changes in our current revenue accounting practices which could materially adversely affect our business, financial condition and operating results. Additionally, the accounting standard setters, including the SEC and the FASB, have been reviewing the accounting standards related to stock-based compensation and in March 2000 the FASB issued Financial Accounting Standard Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. This interpretation is effective July 1, 2000. We do not believe the implementation of Interpretation No. 44 will have an effect on our employee stock-based compensation transactions entered into already, however, the impact on future employee stock based awards may have a significant adverse impact on us.

  Any changes to these standards or any other accounting standards could materially adversely affect our business, financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our investments.

Interest Rate Risk. We are exposed to the impact of short-term changes in interest rates. Our exposure primarily relates to our investment portfolio. We invest our excess cash in high quality corporate and municipal debt instruments. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result, changes in interest rates may cause usto suffer losses in principal if forced to sell securities that have declined in market value or may cause our future investment income to fall short of expectations. Our investment portfolio is designated as available-for-sale, and accordingly is presented at fair value in the consolidated balance sheet.

We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio.

During the three months ended March 31, 2000, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. At March 31, 2000, our investment portfolio included approximately $4.5 million in variable rate investments, primarily all of which are due during 2000. Fixed rate investments at March 31, 2000 of approximately $27.0 million had a weighted average interest rate of 6.29% and are primarily due in 2000. We believe that the impact on the fair market value of our securities and our earnings for the remainder of 2000 from a hypothetical 10% increase in interest rates would be insignificant.

Foreign Currency Exchange Risk. We develop products in the United States and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in 1999. If, in 2000, the US dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiary, our operating results for the remainder of 2000 would likely not be significantly effected.

PART II -- OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-Q, we issued and sold unregistered securities as follows:

     On January 7, 2000, we issued 1,000 shares of our common stock, valued at $3.00 per share, pursuant to an exercise of a warrant.

     On January 7, 2000, we issued 5,000 shares of our common stock, valued at $9.00 per share, pursuant to an exercise of a warrant.

     On January 21, 2000, we issued an aggregate of 1,506,127 shares of our common stock for all of the issued and outstanding capital stock of 2order.com. In addition, options and warrants to acquire capital stock of 2order.com were converted into options and warrants to acquire 150,378 shares of our common stock.

     On March 6, 2000, we issued a total of 2,040 shares of our common stock, valued at $13.03 per share, pursuant to exercises of warrants.

     The sales and issuances of these shares were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these options and warrants were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.

(d)  Use of Proceeds


  On June 30, 1999, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-77477) as filed with the SEC in connection with our Initial Public Offering. The offering consisted of 4,772,500 shares of Primus common stock, including 622,500 shares of common stock offered pursuant to the exercise of the underwriters' over-allotment option and 150,000 shares offered by selling shareholders. The aggregate price of the shares offered and sold by Primus was approximately $50.8 million. Proceeds to Primus, after accounting for $3.6 million in underwriting discounts and commissions and approximately $1.0 million in other expenses were $46.2 million.

  We are using the net proceeds raised in the initial public offering for additional working capital, repayment of short-term indebtedness, and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. Pending such uses, the net proceeds will be invested in investment-grade, interest-bearing instruments, the majority of which are short-term.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.17 Amended and Restated Software Marketing and Distribution Agreement, dated March 31, 2000, by and between registrant and Primus Knowledge Solutions KK.

     10.18 Lease Amendment II, dated February 11, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.

     27.1      Financial Data Schedule.

(b)  Reports on Form 8-K.

     We filed the following reports on Form 8-K during the quarter covered by this Form 10-Q:

     On January 21, 2000, we filed a Form 8-K reporting the engagement of KPMG LLP as our certified public accountants.

     On February 4, 2000, we filed a Form 8-K reporting the acquisition of 2order.com, Inc.

     On February 24, 2000, we filed a Form 8-K/A, amending a current report that we filed on February 4, 2000, reporting certain financial information pursuant to Item 7.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRIMUS KNOWLEDGE SOLUTIONS, INC.

Date:  May 11, 2000                    By: /s/ Elizabeth J. Huebner
                                           -------------------------------------
                                       Elizabeth J. Huebner
                                       Executive Vice President, Chief Financial
                                       Officer, Secretary and Treasurer
                                       (Principal financial and chief accounting
                                       officer)

INDEX TO EXHIBITS

Exhibit No.   Description
-----------   -----------------
    10.17     Amended and Restated Software Marketing and Distribution
              Agreement, dated March 31, 2000, by and between registrant and
              Primus Knowledge Solutions KK.

    10.18 Lease Amendment II, dated February 11, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.

    27.1      Financial Data Schedule.