Form 10-Q
period 2000-06-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2000-08-14
CIK 1067797

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2000            COMMISSION FILE NUMBER: 000-26273



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

                               Yes [X] No [_]

 As of August 9, 2000 there were 17,914,941 shares of the Registrant's Common
                              Stock outstanding.

                       Primus Knowledge Solutions, Inc.
                                   Form 10-Q
                                 June 30, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----
ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

         .   Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999........    3

         .   Condensed Consolidated Statements of Operations for the three and six months
             ended June 30, 2000 and 1999...........................................................    4

         .   Condensed Consolidated Statement of Shareholders' Equity for the three months
             ended March 31, 2000 and June 30, 2000.................................................    5

         .   Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 2000 and June 30, 1999..................................................    6

         .   Notes to Condensed Consolidated Financial Statements...................................    7

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..   10

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.............................   23


PART II. OTHER INFORMATION

ITEM 2.  Change in Securities and Use of Proceeds...................................................   24

ITEM 6.  Exhibits and Reports on Form 8-K...........................................................   24

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
                                                                          June 30, 2000    December 31, 1999
                                                                          -------------    -----------------
                         ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 16,682             $ 17,602
  Short-term investments                                                         24,694               37,055
  Accounts receivable, net                                                       12,377                8,479
  Prepaid expenses and other current assets                                         696                  993
                                                                               --------             --------
       Total current assets                                                      54,449               64,129

Property and equipment, net                                                       3,622                2,853
Other assets                                                                        335                  424
                                                                               --------             --------
       Total assets                                                            $ 58,406             $ 67,406
                                                                               ========             ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  2,047             $  1,415
  Accrued and other liabilities                                                   1,576                4,190
  Compensation-related accruals                                                   4,274                3,249
  Current portion of long-term debt                                                   -                  319
  Deferred revenue, including related-party amounts of $36
     and $1,516 at June 30, 2000 and December 31, 1999, respectively              7,707               10,418
                                                                               --------             --------
       Total current liabilities                                                 15,604               19,591
                                                                               --------             --------

Long-term debt, net of current portion                                                -                   60
Redeemable convertible preferred stock                                                -                9,054

Shareholders' equity:
  Common stock                                                                      445                  404
  Additional paid-in-capital                                                    104,847               92,891
  Deferred stock-based compensation                                                 (82)                (114)
  Accumulated other comprehensive loss                                             (131)                (110)
  Accumulated deficit                                                           (62,277)             (54,370)
                                                                               --------             --------
       Total shareholders' equity                                                42,802               38,701
                                                                               --------             --------
       Total liabilities and shareholders' equity                              $ 58,406             $ 67,406
                                                                               ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                 -----------------------------   ---------------------------
                                                       2000           1999            2000          1999
                                                   -----------     ----------     -----------    ----------
Revenues:
  License, including amounts from
     related parties of $443 and $377
     for the three months ended June 30,
     2000 and 1999, respectively; $1,480
     and $1,072 for the six months ended
     June 30, 2000 and 1999 respectively.          $     9,909     $    4,671     $    17,089    $    7,930
  Services                                               3,152          1,844           6,430         3,163
                                                   -----------     ----------     -----------    ----------
     Total revenues                                     13,061          6,515          23,519        11,093
                                                   -----------     ----------     -----------    ----------
Cost of revenues:
  License                                                  330            315             653           475
  Services                                               2,439          1,521           5,047         2,856
                                                   -----------     ----------     -----------    ----------
     Total cost of revenues                              2,769          1,836           5,700         3,331
                                                   -----------     ----------     -----------    ----------
         Gross profit                                   10,292          4,679          17,819         7,762

Operating expenses:
  Sales and marketing                                    6,936          4,760          13,762         8,488
  Research and development                               3,717          2,107           7,728         4,172
  General and administrative                             2,714          1,262           5,014         2,582
  Merger related costs                                       -              -             505             -
                                                   -----------     ----------     -----------    ----------
     Total operating expenses                           13,367          8,129          27,009        15,242
                                                   -----------     ----------     -----------    ----------
         Loss from operations                           (3,075)        (3,450)         (9,190)       (7,480)
Other income, net                                          710              4           1,365            31
                                                   -----------     ----------     -----------    ----------
     Loss before income taxes                           (2,365)        (3,446)         (7,825)       (7,449)
Income tax expense                                          50            173              82           200
                                                   -----------     ----------     -----------    ----------
         Net loss                                       (2,415)        (3,619)         (7,907)       (7,649)

Preferred stock accretion                                    -           (388)            (43)         (776)
                                                   -----------     ----------     -----------    ----------
     Net loss available to common
     shareholders                                  $    (2,415)    $   (4,007)    $    (7,950)   $   (8,425)
                                                   ===========     ==========     ===========    ==========

Basic and diluted net loss per common share             $(0.14)        $(0.77)         $(0.45)       $(1.65)
                                                   ===========     ==========     ===========    ==========

Shares used in computing basic and diluted
net loss per common share                           17,657,822      5,187,069      17,488,959     5,108,655
                                                   ===========     ==========     ===========    ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)


                                                                                           Accumulated
                                                                Additional    Deferred        other
                                                                  paid-in    stock-based  comprehensive  Accumulated
                                               Common stock       capital   compensation       loss       deficit
                                               ------------       -------   ------------       ----
                                            Shares     Par value
                                          ----------   ---------
Balance at December 31, 1999............  16,180,886        $404     $ 92,891     $(114)    $(110)    $(54,370)      $38,701
Preferred stock accretion...............          --          --          (43)       --        --           --           (43)
Exercise of stock options and warrants..     515,497          14        1,446        --        --           --         1,460
Stock options and warrants issued in
 exchange for services..................          --          --          178        --        --           --           178
Deferred stock-based compensation.......          --          --           --        19        --           --            19
Conversion of 2order.com redeemable
 convertible preferred stock............     916,918          23        9,074        --        --           --         9,097
Comprehensive loss:
 Foreign currency translation loss......          --          --           --         --        (6)          --
 Unrealized loss on short-term
  investments...........................          --          --           --         --       (62)          --
 Net loss...............................          --          --           --         --        --       (5,492)
                                                                                            -------------------
     Total comprehensive loss.......              --          --           --         --       (68)      (5,492)      (5,560)
                                          ----------------------------------------------------------------------------------
Balance at March 31,  2000..............  17,613,301        $441     $103,546      $ (95)    $(178)    $(59,862)     $43,852
Exercise of stock options and warrants..      87,496           3          655         --        --           --          658
Shares purchased through employee
 stock purchase plan....................      42,123           1          646         --        --           --          647
Deferred stock-based compensation.......          --          --           --         13        --           --           13
Comprehensive loss:
 Foreign currency translation loss......          --          --           --         --       (17)          --
 Unrealized gain on short-term
  investments...........................          --          --           --         --        64           --
 Net loss...............................          --          --           --         --        --       (2,415)
                                                                                            -------------------
     Total comprehensive loss...........          --          --           --         --        47       (2,415)      (2,368)
                                          ----------------------------------------------------------------------------------
Balance at June 30,  2000...............  17,742,920        $445     $104,847      $ (82)    $(131)    $(62,277)     $42,802
                                          ==================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                          Six Months Ended June 30,
                                                                          ------------------------
                                                                             2000           1999
                                                                          --------         -------
Cash flows from operating activities:
  Net loss                                                                $ (7,907)       $(7,649)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Option and warrant expense                                           210            353
          Depreciation and amortization                                      1,528            461
          Changes in assets and liabilities:
            Accounts receivable                                             (3,898)         1,938
            Prepaid expenses and other current assets                          297             26
            Other assets                                                        89         (1,022)
            Accounts payable and accrued and other liabilities              (1,982)           515
            Compensation-related accruals                                    1,025            (96)
            Deferred revenue                                                (2,711)          (696)
                                                                          --------        -------
              Net cash used in operating activities                        (13,349)        (6,170)
                                                                          --------        -------
Cash flows from investing activities:
  Purchases of short-term investments                                       (6,780)        (1,780)
  Proceeds from maturity of short-term investments                          19,143          3,809
  Purchases of property and equipment                                       (2,297)          (534)
                                                                          --------        -------
              Net cash provided by investing activities                     10,066          1,495
                                                                          --------        -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                       -          1,045
  Repayments on long-term debt                                                (379)           (92)
  Proceeds from the issuance of common stock, net                            2,765          1,476
  Proceeds from issuance of Imparto convertible preferred stock, net                          350
  Repurchase of common stock                                                     -           (104)
  Proceeds from issuance of preferred stock                                      -          1,200
                                                                          --------        -------

              Net cash provided by financing activities                      2,386          3,875

Effect of exchange rate changes on cash                                        (23)           (11)
                                                                          --------        -------
              Net decrease in cash and cash equivalents                       (920)          (811)

Cash and cash equivalents at beginning of period                            17,602          7,708
                                                                          --------        -------
Cash and cash equivalents at end of year                                  $ 16,682        $ 6,897
                                                                          ========        =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

Primus Knowledge Solutions, Inc. (Primus) is a leading provider of eCRM software that enables companies to maximize the value of customer interactions across multiple communication channels and business processes thereby enhancing customer relationships. Our solution addresses the unique challenges faced by companies implementing an e-business strategy. Sales are primarily generated through a domestic and European field sales organization. Products sold domestically and internationally are developed by us at our Seattle headquarters and at our Atlanta and Palo Alto offices. We were incorporated in the state of Washington in 1986.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999 included in our Annual Report on Form 10-K filed with the SEC. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.


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


NOTE 3.  EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," we reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and for certain periods, convertible preferred stock. Net loss available to common shareholders includes net loss and preferred stock accretion. As we had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants, stock options, and convertible preferred stock to acquire common shares were excluded from the computation of diluted earnings per share at June 30, 2000 and June 30, 1999 because the effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase 4,577,182 and 3,425,860, and preferred stock convertible into zero and 6,175,244 common shares at June 30, 2000 and 1999, respectively.


NOTE 4.                      COMPREHENSIVE LOSS

The following table reconciles net loss as reported to total comprehensive loss for the three and six months ended June 30, 2000 and 1999:

                                         Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                         ------------------      -----------------
                                          2000       1999         2000       1999
                                         -------    -------      -------    -------
                                           (In thousands)          (In thousands)
Net loss                                 $(2,415)   $(3,619)    $(7,907)   $(7,649)


Other comprehensive income (loss):
    Unrealized foreign currency loss         (17)        (7)        (23)       (11)
    Unrealized gain on short-term
      investments                             64         --           2         --
                                         -------    -------     -------    -------
Total comprehensive loss                 $(2,368)   $(3,626)    $(7,928)   $(7,660)
                                         =======    =======     =======    =======

NOTE 5.   BUSINESS SEGMENT INFORMATION

Primus and subsidiaries are principally engaged in the design, development, marketing and support of our eService family of eProducts: eSupport, eSales and eMarketing. Substantially all revenues result from the licensing of our software products and related consulting and customer support (maintenance) services.
Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenues are derived from customers in the United States. Our international sales are principally in Europe and Japan. The following geographic information is presented for three and six months ended June 30, 2000 and 1999:

                                                Three Months Ended June 30,                   Six Months Ended June 30,
                                    -----------------------------------------------------------------------------------------
                                           2000                    1999                    2000                  1999
                                    --------------------    ------------------    -------------------     -------------------
                                                    (In thousands)                                (In thousands)

     United States                           $ 8,570                  $6,014                $17,273               $ 9,171
     International                             4,491                     501                  6,246                 1,922
                                     ---------------        ----------------        ---------------       ---------------
        Total revenues                       $13,061                  $6,515                $23,519               $11,093
                                     ===============        ================        ===============       ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-Q entitled "Factors Affecting Our Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Annual Report on Form 10-K, a copy of which is on file at the Securities and Exchange Commission. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and carefully consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk and factors that may affect our business.

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

RESULTS OF OPERATIONS FOR THE THREE  AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period.

                                    Three Months Ended June 30,    Six Months Ended June 30,
                                    ---------------------------    -------------------------
                                       2000            1999          2000           1999
                                      ------          ------        ------         ------
Revenues:
 License                                 75.9%           71.7%         72.7%          71.5%
 Services                                24.1            28.3          27.3           28.5
                                       ------          ------        ------         ------
 Total revenues                         100.0           100.0         100.0          100.0
                                       ------          ------        ------         ------
Cost of revenues:
 License                                  2.5             4.8           2.8            4.3
 Services                                18.7            23.3          21.5           25.7
                                       ------          ------        ------         ------
 Total cost of revenues                  21.2            28.2          24.2           30.0
                                       ------          ------        ------         ------
Gross profit                             78.8            71.8          75.8           70.0
                                       ------          ------        ------         ------
Operating expenses:
 Sales and marketing                     53.1            73.1          58.5           76.5
 Research and development                28.5            32.3          32.9           37.6
 General and administrative              20.8            19.4          21.3           23.3
 Merger related costs                      --              --           2.1             --
                                       ------          ------        ------         ------
 Total operating expenses               102.4           124.8         114.8          137.4
                                       ------          ------        ------         ------
Loss from operations                    (23.6)          (53.0)        (39.1)         (67.4)
Other income                              5.4              .1           6.2             .3
Other expense                              --              --           (.4)            --
                                       ------          ------        ------         ------
Loss before income taxes                (18.2)          (52.9)        (33.3)         (67.1)
Income tax expense                         .4             2.7            .6            1.8
                                       ------          ------        ------         ------
Net loss                               (18.6)%         (55.5)%       (33.9)%        (68.9)%
                                       ======          ======        ======         ======

Revenues

We derive our revenue from the sale of software licenses and related services including support and maintenance contracts. Revenue was approximately $13.1 million and $6.5 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase in the second quarter of 2000 of approximately $6.6 million, or 101%, over the comparable quarter of the prior year. Revenue was approximately $23.5 million and $11.1 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of approximately $16.9 million, or 112%, over the comparable period in the prior year.

License Revenue. License revenue was approximately $9.9 million and $4.7 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase in the second quarter of 2000 of approximately $5.2 million, or 111%, over the comparable quarter of the prior year. License revenue was approximately $17.1 million and $7.9 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of approximately $9.2 million, or 116%, over the comparable period of the prior year. The increases were due to increased sales of our eCRM products and continued increases in both the size and productivity of our sales force. International license revenues were approximately $4.5 million and $501,000 for the three months ended

June 30, 2000 and 1999, respectively and approximately $6.2 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively. Sales personnel totaled 74 and 61 as of June 30, 2000 and 1999, respectively.

Services Revenue. Services revenue was approximately $3.2 million and $1.8 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase in the second quarter of 2000 of approximately $1.4 million, or 78%, over the comparable quarter of the prior year. Services revenue was approximately $6.4 million and $3.2 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of approximately $3.2 million, or 100%, over the comparable period of the prior year. Maintenance and support contract revenues increased approximately $1.2 million in the second quarter of 2000 over the comparable quarter of the prior year and increased approximately $2.2 million in the first six months of 2000 over the same period of the prior year. Consulting fees increased approximately $239,000 in the second quarter of 2000 over the comparable quarter of the prior year and increased approximately $1.0 million in the first six months of 2000 over the same period of the prior year.

Services revenue represented 24.1% and 28.3% of our total revenue for the three months ended June 30, 2000 and 1999, respectively and approximately 27.3% and 28.5% of our total revenue for the first six months of 2000 and 1999, respectively . We expect the proportion of services revenue to total revenue to fluctuate in the future, depending in part on our customers' use of third-party consulting and implementation services providers.

Cost of Revenue

Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to media and duplication of our products and manuals. Cost of license revenue was approximately $330,000 and $315,000 for the three months ended June 30, 2000 and 1999, respectively. Cost of license revenue as a percentage of license revenue was 2.5% and 4.8% for the three months ended June 30, 2000 and 1999, respectively. Cost of license revenue was approximately $653,000 and $475,000 for the six months ended June 30, 2000 and 1999, respectively. Cost of license revenue as a percentage of license revenue was 2.8% and 4.3% for the six months ended June 30, 2000 and 1999, respectively. We anticipate that our cost of license revenue will continue to fluctuate in absolute dollars and as a percent of license revenue, which has varied in the past due to the expected increase in the volume of software product sales and the type of royalty agreements in place at the time.

Cost of Services Revenue. Cost of services revenue includes personnel and other costs related to professional services and customer support. Cost of services revenue was approximately $2.4 million and $1.5 million for the three months
ended June 30, 2000 and 1999, respectively.   While cost of services revenue
increased approximately $900,000, or 60%, for the three months ended June 30, 2000 compared to the same period in 1999, cost of services as a percentage of service revenues decreased from 82.5% to 77.4% for the same period. Cost of services revenue was approximately $5.0 million and $2.9 million for the six
months ended June 30, 2000 and 1999, respectively.   While cost of services
revenue increased approximately $2.1 million, or 72%, for the six months ended June 30, 2000 compared to the same period in 1999, cost of services as a percentage of service revenues decreased from 90.3% to 78.5% for the same period. The decrease in cost of services revenue as a percentage of services revenue was primarily due to higher utilization of consulting-services personnel and growth of maintenance revenue. Professional services and customer support personnel totaled 66 and 47 as of June 30, 2000 and 1999, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were approximately $6.9 million and $4.8 million for the three months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses increased approximately $2.1 million, or 44% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Sales and marketing expenses were approximately $13.8 million and $8.5 million for the six months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses increased approximately $5.3 million, or 62% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase is primarily due to the continued growth in the number of our sales and marketing personnel as well as an increase in commissions as a result of revenue growth. Sales and marketing employees totaled 96 and 80 for the six months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses as a percentage of total revenue was 53.1% and 73.1% for the three months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses as a percentage of total revenue was 58.5% and 76.5% for the six months ended June 30, 2000 and 1999, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain market position and further increase market acceptance of our products. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and the dollar amount of sales and marketing expenses will increase in future periods, although they may decline as a percentage of total revenue.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, program managers and quality assurance personnel and payments to outside contractors. Research and development expenses were approximately $3.7 million and $2.1 million for the three months ended June 30, 2000 and 1999, respectively. Research and development expenses increased approximately $1.6 million, or 76%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Research and development expenses were approximately $7.7 million and $4.2 million for the six months ended June 30, 2000 and 1999, respectively. Research and development expenses increased approximately $3.5 million, or 83%, for the six months ended June 30, 2000 compared to the same period in the prior year. The increase was primarily due to increased hiring of software developers and quality-assurance staff to support development of our new products, enhancements to our existing products and an increase in compensation levels for development and quality-assurance personnel. Research and development personnel totaled 111 and 74 for the six months ended June 30, 2000 and 1999, respectively. Research and development expenses as a percentage of total revenue was 28.5% and 32.3% for the three months ending June 30, 2000 and June 30, 1999, respectively. Research and development expenses as a percentage of total revenue was 32.9% and 37.6% for the six months ending June 30, 2000 and June 30, 1999, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our eCRM software and to develop additional applications. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. As such, we expect research and development costs as a percentage of total revenue to fluctuate. In the development of our new products and enhancements of existing products, the technological feasibility of our software was not established until substantially all product development was complete. Accordingly, software development costs eligible for capitalization were insignificant, and all costs related to internal research and development have been expensed as incurred.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. General and administrative expenses were approximately $2.7 million and $1.3 million for the three months ended June 30, 2000 and 1999, respectively. General and administrative expenses increased approximately $1.4 million, or 108%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. General and administrative expenses were approximately $5.0 million and $2.6 million for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses increased approximately $2.4 million, or 92%, for the six months ended June 30, 2000 compared to the same period in the prior year. The increase in general and administrative expenses was primarily the result of our hiring additional executive, finance, and administrative personnel to support the growth of our business during these periods as well as an increase in legal and professional fees associated with becoming a public company. General and administrative employees totaled 30 and 28 for the six months ended June 30, 2000 and 1999. General and administrative expenses as a percentage of total revenue were 20.8% and 19.4% for the three months ended June 30, 2000 and 1999, respectively and 21.3% and 23.3% for the six months ended June 30, 2000 and 1999, respectively. The fluctuation of general and administrative expense as a percentage of total revenue reflects the building of our infrastructure during these periods. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and the expenses associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional services fees.

Merger Related Costs. Merger related costs were approximately $505,000 for the six months ended June 30, 2000. All merger related costs were incurred during the first quarter of 2000 as these costs were recorded in connection with the January 2000 merger with 2order.com that was accounted for under the pooling-of-interests method of accounting.

Other Income, Net. Other income was $710,000 and $4,000 for the three months ended June 30, 2000 and 1999, respectively. Other income was $1.4 million and $31,000 for the six months ended June 30, 2000 and 1999, respectively. The variances from period to period were due to fluctuations in the average combined cash and cash equivalents and short-term investment balances. We expect to continue to yield investment income on our average balance of combined cash and cash equivalents and short-term and long-term investments at an average rate comparable to that experienced in 1999 and the first six months of 2000.

Income Taxes. We have not recorded income tax benefits related to the net operating losses in 1999 and the first six months of 2000 as a result of the uncertainties regarding the realization of the net operating losses. Tax expense recorded in both the second quarter of 2000 and 1999 and the first six months of 2000 and 1999 primarily relates to tax expense from our foreign operations.

Liquidity and Capital Resources

As of June 30, 2000, we had cash and cash equivalents of approximately $16.7 million, a decrease from $17.6 million of cash and cash equivalents held as of December 31, 1999. As of June 30, 2000, we had short-term investments of approximately $24.7 million, representing a decrease of approximately $12.4 million from investments held as of December 31, 1999. As of June 30, 2000, our working capital was approximately $38.8 million compared to approximately $44.5 million at December 31, 1999.

Our accounts receivable was approximately $12.4 million and $8.5 million as of June 30, 2000 and December 31, 1999, respectively, representing an increase of approximately $3.9 million or 46%. This increase was principally a result of an increase in revenues during the first six months of 2000, offset in part by cash collections during the six months ended June 30, 2000. Days sales outstanding ("DSO") in accounts receivable was 85 days as of June 30, 2000. We expect that DSO will fluctuate significantly in future quarters.

Our total liabilities were approximately $15.6 million as of June 30, 2000 and $28.7 million as of December 31, 1999, including our redeemable preferred stock, representing a decrease of $13.1 million, or 46%. This decrease was mainly the result of the conversion of approximately $9.1 million in redeemable convertible preferred stock to common stock in connection with the merger of 2order.com in the first quarter of 2000.

Our operating activities resulted in net cash outflows of approximately $13.3 million for the six months ended June 30, 2000. Adjustments to the $7.9 million net loss to reconcile to cash used in operating activities includes a decrease of approximately $2.7 million in deferred revenue, of which $1.9 million relates to the write-off of the deferred revenue against a receivable from a customer, approximately $3.9 million for the increase in accounts receivable and $1.5 million for depreciation and amortization. Net cash used in operating activities was approximately $6.5 million for the six months ended June 30, 1999.

Investing activities provided cash of approximately $10.1 million for the six months ended June 30, 2000. Investing activities for this period consisted primarily of approximately $19.1 million in proceeds from the maturity of short-term investments offset by approximately $6.8 million in purchases of short-term investments. Further activities included the purchase of approximately $2.3 million in capital equipment. Net cash provided by investing activities was approximately $1.5 million for the six months ended June 30, 1999.

Financing activities provided cash of approximately $2.4 million for the six months ended June 30, 2000. Financing activities for this period included approximately $2.8 million in proceeds from the exercise of stock options and warrants offset by approximately $379,000 in repayments of debt obligations.
Net cash provided by financing activities was approximately $4.2 million for the six months ended June 30, 1999.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In June 2000 the SEC updated Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". The most recent update delays the effective date of SAB 101 to the fourth quarter for fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB 101 in the fourth quarter of 2000 and anticipate that such adoptions will not have a material impact on our consolidated financial statements.

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

  We have incurred net losses in each quarter since inception and we could continue to incur net losses for the foreseeable future. As of June 30, 2000, we had an accumulated deficit of $62.3 million. We expect to continue to devote substantial resources to expand our product development, sales and marketing and our customer support and professional service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period.

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

  Where we are implementing the software, we will account for the agreement as an item of deferred revenue and will recognize the license revenue over the period of implementation. Most of our new customers begin implementation within 30 to 60 days of signing a license agreement. Once commenced, implementation of our products typically ranges from 30 to 45 days, an improvement from prior years when installations took 60 to 90 days. We can't, however, guarantee that customers will begin implementation or that we will always be able to implement our software within those time periods. Thus, all of our deferred license revenue may not be recognized within the originally expected time period.

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

  Product license revenues and related services from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues through June 30, 2000, and we expect these products to continue to account for a substantial portion of our revenues for the remainder of 2000. As a result, factors adversely affecting the demand for these products and our eCRM products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of eCRM products and our ability to develop and sell enhanced versions of our eCRM products.

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

  Historically, we incorporated a database licensed from Versant into our products. Presently, our products support Microsoft SQL Server, Oracle and Versant databases. Because most of the products we have shipped to date, however, rely on Versant's database, we continue to depend on Versant's ability to support the database in a timely and effective manner.

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

  Revenues from customers outside the United States represented approximately $6.2 million in the 6 months ended June 30, 2000, or 26.6% of our total revenue for the same period. We currently customize our products for the Japanese market. In the future, we plan to develop additional localized versions of our products. Localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

  In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, "Software Revenue Recognition," and later amended its position by its Statement of Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2 and Statement of Position 98-4. The AICPA has also issued Statement of Position 98-9, which is effective for transactions we enter into beginning January 1, 2000 and the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 "Revenue Recognition," which has a deferred effective date under SAB 101B until October 1, 2000. However, full implementation guidelines for these standards have not yet been issued. Once available, such implementation guidelines could lead to unanticipated changes in our current revenue accounting practices which could materially adversely affect our business, financial condition and operating results. Additionally, the accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board
(FASB), are continuing to review the accounting standards related to stock-based compensation. Recently the FASB issued FAS Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation." Any changes to these standards or any other accounting standards could materially adversely affect our business, financial condition and operating results.

You should not unduly rely on forward-looking statements because they are inherently uncertain.

  You should not rely on forward-looking statements in this document. This document contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future" and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. The forward-looking statements contained in this document are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this document


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the three months ended March 31, 2000, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. At June 30, 2000, our investment portfolio included approximately $4.5 million in variable rate investments, primarily all of which are due during 2000. Fixed rate investments at June 30, 2000 of approximately $20.2 million had a weighted average interest rate of 6.50% and are primarily due in 2000. We believe that the impact on the fair market value of our securities and our earnings for the remainder of 2000 from a hypothetical 10% increase in interest rates would be insignificant.

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

PART II -- OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-Q, we issued and sold unregistered securities as follows:


             On April 18, 2000, we issued 5,666 shares of our common stock, valued at $3.00 per share, pursuant to an exercise of a warrant.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.19 Lease Amendment III, dated May 31, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.

     27.1   Financial Data Schedule.

(b)  Reports on Form 8-K.

     We filed the following reports on Form 8-K during the quarter covered by this Form 10-Q:

     On June 30, 2000, we filed a Form 8-K reporting the Company's annual consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999 and related consolidated financial statement schedule, which have been restated to reflect the merger of 2order.com as a pooling-of-interest business combination.

     On April 3, 2000, we filed a Form 8-K/A, amending a current report that we filed on February 4, 2000, reporting certain financial information pursuant to Item 7.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PRIMUS KNOWLEDGE SOLUTIONS, INC.



Date:  August 14, 2000     By:  /s/ Elizabeth J. Huebner
                              --------------------------
                              Elizabeth J. Huebner
                              Executive Vice President, Chief Financial Officer, Secretary and Treasurer

                              (Principal financial and chief accounting officer)


INDEX TO EXHIBITS


    Exhibit No.     Description
    -----------     -----------

    10.19 Lease Amendment III, dated May 31, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.

    27.1            Financial Data Schedule.