Form 10-Q
period 2000-09-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2000-11-13
CIK 1067797

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2000        COMMISSION FILE NUMBER: 000-26273



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

                                Yes [X] No [_]

     As of November 8, 2000 there were 18,010,630 shares of the Registrant's Common Stock outstanding.

                       Primus Knowledge Solutions, Inc.
                                   Form 10-Q
                              September 30, 2000

                                     INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
                                                                                                 ----
ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

          .    Condensed Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999..............................................................     3

          .    Condensed Consolidated Statements of Operations for the three and nine months
               ended September 30, 2000 and 1999..............................................     4

          .    Condensed Consolidated Statements of Shareholders' Equity for the three months
               ended March 31, 2000, June 30, 2000 and September 30, 2000.....................     5

          .    Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2000 and September 30, 1999................................     6

          .    Notes to Condensed Consolidated Financial Statements...........................     7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................    10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................    23

PART II.  OTHER INFORMATION

ITEM 2.   Change in Securities and Use of Proceeds............................................    24

ITEM 6.   Exhibits and Reports on Form 8-K....................................................    24

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                                                September 30, 2000   December 31, 1999
                                                                                ------------------   -----------------
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 24,327            $ 17,602
  Short-term investments                                                                 18,374              37,055
  Accounts receivable, net                                                                7,258               8,479
  Prepaid expenses and other current assets                                                 756                 993
                                                                                       --------            --------
       Total current assets                                                              50,715              64,129

Property and equipment, net                                                               4,247               2,853
Other assets                                                                                360                 424
                                                                                       --------            --------
       Total assets                                                                    $ 55,322            $ 67,406
                                                                                       ========            ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $  2,485            $  1,415
  Accrued and other liabilities                                                           1,842               4,190
  Compensation-related accruals                                                           2,947               3,249
  Current portion of long-term debt                                                           -                 319
  Deferred revenue, including related-party amounts of $651
     and $1,516 at September 30, 2000 and December 31, 1999, respectively                 7,399              10,418
                                                                                       --------            --------
       Total current liabilities                                                         14,673              19,591
                                                                                       --------            --------

Long-term debt, net of current portion                                                        -                  60
Redeemable convertible preferred stock                                                        -               9,054

Shareholders' equity:
  Common stock                                                                              451                 404
  Additional paid-in-capital                                                            106,401              92,891
  Deferred stock-based compensation                                                         (65)               (114)
  Accumulated other comprehensive loss                                                      (88)               (110)
  Accumulated deficit                                                                   (66,050)            (54,370)
                                                                                       --------            --------
       Total shareholders' equity                                                        40,649              38,701
                                                                                       --------            --------
       Total liabilities and shareholders' equity                                      $ 55,322            $ 67,406
                                                                                       ========            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)



                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                  ----------------------------------  ---------------------------------
                                                         2000             1999              2000               1999
                                                         ----             ----              ----               ----
Revenues:
  License, including amounts from
     related parties of $308 and $148
     for the three months ended September 30,
     2000 and 1999, respectively; $1,788
     and $1,220 for the nine months ended
     September 30, 2000 and 1999, respectively        $     6,254       $     4,447       $    23,343       $   12,377
  Services                                                  3,880             2,496            10,310            5,659
                                                      -----------       -----------       -----------       ----------
     Total revenues                                        10,134             6,943            33,653           18,036
                                                      -----------       -----------       -----------       ----------
Cost of revenues:
  License                                                     212               241               865              716
  Services                                                  2,414             1,638             7,461            4,494
                                                      -----------       -----------       -----------       ----------
     Total cost of revenues                                 2,626             1,879             8,326            5,210
                                                      -----------       -----------       -----------       ----------
         Gross profit                                       7,508             5,064            25,327           12,826
Operating expenses:
  Sales and marketing                                       6,350             5,309            20,112           13,797
  Research and development                                  3,704             2,517            11,432            6,689
  General and administrative                                1,862             1,568             6,876            4,150
  Merger related costs                                          -                 -               505                -
                                                      -----------       -----------       -----------       ----------
     Total operating expenses                              11,916             9,394            38,925           24,636
                                                      -----------       -----------       -----------       ----------
         Loss from operations                              (4,408)           (4,330)          (13,598)         (11,810)
Other income, net                                             674               505             2,039              536
                                                      -----------       -----------       -----------       ----------
     Loss before income taxes                              (3,734)           (3,825)          (11,559)         (11,274)
Income tax expense                                             39                27               121              227
                                                      -----------       -----------       -----------       ----------
         Net loss                                          (3,773)           (3,852)          (11,680)         (11,501)

Preferred stock accretion                                       -              (172)              (43)            (948)
                                                      -----------       -----------       -----------       ----------
     Net loss available to common
     shareholders                                     $    (3,773)      $    (4,024)      $   (11,723)      $  (12,449)
                                                      ===========       ===========       ===========       ==========

Basic and diluted net loss per common share           $     (0.21)      $     (0.27)      $     (0.67)      $    (1.48)
                                                      ===========       ===========       ===========       ==========

Shares used in computing basic and diluted
net loss per common share                              17,895,590        14,952,184        17,605,953        8,390,402
                                                      ===========       ===========       ===========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                                                 Accumulated                Total
                                                                      Additional   Deferred         other                   share-
                                                                        paid-in   stock-based   comprehensive  Accumulated  holder's
                                                   Common stock         capital   compensation      loss         deficit    equity
                                               ---------------------  ----------- -------------     ----         -------    ------
                                                 Shares    Par value
                                               ----------  ---------
Balance at December 31, 1999.................  16,180,886  $     404  $   92,891    $     (114)  $    (110)   $  (54,370)  $ 38,701
Preferred stock accretion....................          --         --         (43)           --          --            --        (43)
Exercise of stock options and warrants.......     515,497         14       1,446            --          --            --      1,460
Stock options and warrants issued in
 exchange for services.......................          --         --         178            --          --            --        178
Deferred stock-based compensation............          --         --          --            19          --            --         19
Conversion of 2order.com redeemable
 convertible preferred stock.................     916,918         23       9,074            --          --            --      9,097
Comprehensive loss:
 Foreign currency translation loss...........          --         --          --            --          (6)           --
 Unrealized loss on short-term
  investments................................          --         --          --            --         (62)           --
 Net loss....................................          --         --          --            --          --        (5,492)
                                                                                              --------------------------
    Total comprehensive loss.................          --         --          --            --         (68)       (5,492)    (5,560)
                                               ------------------------------------------------------------------------------------
Balance at March 31,  2000...................  17,613,301  $     441  $  103,546    $      (95)  $    (178)   $  (59,862)  $ 43,852
Exercise of stock options and warrants.......      87,496          3         655            --          --            --        658
Shares purchased through employee
 stock purchase plan.........................      42,123          1         646            --          --            --        647
Deferred stock-based compensation............          --         --          --            13          --            --         13
Comprehensive loss:
 Foreign currency translation loss...........          --         --          --            --         (17)           --
 Unrealized gain on short-term
  investments................................          --         --          --            --          64            --
 Net loss....................................          --         --          --            --          --        (2,415)
                                                                                              --------------------------
    Total comprehensive loss.................          --         --          --            --          47        (2,415)    (2,368)
                                               ------------------------------------------------------------------------------------
Balance at June 30, 2000.....................  17,742,920  $     445  $  104,847    $      (82)  $    (131)   $  (62,277)  $ 42,802
Exercise of stock options and warrants.......     250,561          6       1,554            --          --            --      1,560
Deferred stock-based compensation............          --         --          --            17          --            --         17
Comprehensive loss:
 Foreign currency translation loss...........          --         --          --            --         (10)           --
 Unrealized gain on short-term                                                                          53
  investments................................          --         --          --            --                        --
 Net loss....................................          --         --          --            --          --        (3,773)
                                                                                               -------------------------
    Total comprehensive loss.................          --         --          --            --          43        (3,773)    (3,730)
                                               ------------------------------------------------------------------------------------
Balance at September 30, 2000................  17,993,481  $     451  $  106,401    $      (65)  $     (88)   $  (66,050)  $ 40,649
                                               ====================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                           2000               1999
                                                                         --------           --------
Cash flows from operating activities:
  Net loss                                                               $(11,680)          $(11,501)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Option and warrant expense                                          227                461
          Depreciation and amortization                                     1,998                728
          Changes in assets and liabilities:
            Accounts receivable                                             1,221             (1,341)
            Prepaid expenses and other current assets                         237               (710)
            Other assets                                                       64               (229)
            Accounts payable and accrued and other liabilities             (1,278)             1,569
            Compensation-related accruals                                    (302)               414
            Deferred revenue                                               (3,019)               497
                                                                         --------           --------
              Net cash used in operating activities                       (12,532)           (10,112)
                                                                         --------           --------
Cash flows from investing activities:
  Purchases of short-term investments                                      (6,780)           (36,073)
  Proceeds from maturity of short-term investments                         25,516              3,809
  Purchases of property and equipment                                      (3,392)            (1,103)
                                                                         --------           --------
              Net cash provided by (used in) investing activities          15,344            (33,367)
                                                                         --------           --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                      -              1,157
  Repayments on long-term debt                                               (379)            (2,107)
  Proceeds from the issuance of common stock, net                           4,325             48,396
  Proceeds from issuance of Imparto convertible preferred stock, net                           4,584
  Repurchase of common stock                                                    -               (104)
  Proceeds from issuance of preferred stock                                     -              1,200
                                                                         --------           --------

              Net cash provided by financing activities                     3,946             53,126

Effect of exchange rate changes on cash                                       (33)                --
                                                                         --------           --------
              Net increase in cash and cash equivalents                     6,725              9,647

Cash and cash equivalents at beginning of period                           17,602              7,708
                                                                         --------           --------
Cash and cash equivalents at end of period                               $ 24,327           $ 17,355
                                                                         ========           ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

NOTE 1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Primus Knowledge Solutions, Inc. (Primus) is a leading provider of knowledge-enabled software that empowers CRM implementations and drives customer satisfaction for Global 2000 companies. The Primus(R) Associative Search Engine delivers powerful search, retrieval, and authoring capabilities that enhance traditional CRM implementations with the power of knowledge in context. Sales are primarily generated through a domestic and European field sales organization. Products sold domestically and internationally are developed by us at our Seattle headquarters and at our Atlanta and Palo Alto offices. We were incorporated in the state of Washington in 1986.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999 included in our Form 8-K filed with the SEC on June 30, 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.


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

In addition, there may be arrangements where we are contractually restricted from invoicing a customer until a later date. In these cases, we will record the accounts receivable and the revenue when we invoice the customer, which is generally 30-60 days prior to the due date.

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


NOTE 3.   EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," we reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and for certain periods, convertible preferred stock. Net loss available to common shareholders includes net loss and preferred stock accretion. As we had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants, stock options, and convertible preferred stock to acquire common shares were excluded from the computation of diluted earnings per share at September 30, 2000 and September 30, 1999 because the effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase 4,141,360 and 3,785,991 common shares at September 30, 2000 and 1999, respectively.


NOTE 4.   COMPREHENSIVE LOSS

The following table reconciles net loss as reported to total comprehensive loss for the three and nine months ended September 30, 2000 and 1999:

                                                Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                               --------------------  --------------------
                                                   2000       1999       2000       1999
                                                -------    -------   --------   --------

                                                   (In thousands)      (In thousands)
Net loss                                        $(3,773)   $(3,852)  $(11,680)  $(11,501)
Other comprehensive income (loss):
    Unrealized foreign currency (loss) gain         (10)        11        (33)        --
    Unrealized gain (loss) on short-term
      investments                                    53        (46)        55        (46)
                                                -------    -------   --------   --------
Total comprehensive loss                        $(3,730)   $(3,887)  $(11,658)  $(11,547)
                                                =======    =======   ========   ========

NOTE 5.   BUSINESS SEGMENT INFORMATION

Primus and subsidiaries are principally engaged in the design, development, marketing and support of our eService family of eProducts: eServer, eSupport, eSales and eMarketing. Substantially all revenues result from the licensing of our software products and related consulting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenues are derived from customers in the United States. Our international sales are principally in Europe and Japan. The following geographic information is presented for three and nine months ended September 30, 2000 and 1999:

                                           Three Months Ended September 30,          Nine Months Ended September 30,
                                    -----------------------------------------------------------------------------------
                                             2000                 1999                  2000                 1999
                                    -------------------     ----------------     -----------------      ---------------
                                                  (In thousands)                               (In thousands)

     United States                          $ 8,508               $6,433               $25,781              $15,604
     International                            1,626                  510                 7,872                2,432
                                            -------               ------               -------              -------
        Total revenues                      $10,134               $6,943               $33,653              $18,036
                                            =======               ======               =======              =======

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

OVERVIEW

Primus Knowledge Solutions, Inc. (Primus) is a leading provider of knowledge-enabled software that empowers CRM implementations and drives customer satisfaction for Global 2000 companies. The Primus(R) Associative Search Engine delivers powerful search, retrieval, and authoring capabilities that enhance traditional CRM implementations with the power of knowledge in context.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period.

                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                     ----------------------------------  --------------------------------
                                         2000               1999              2000            1999
                                     -------------     -------------     ------------     ------------
Revenues:
 License                                  61.7%             64.1%             69.4%           68.6%
 Services                                 38.3              35.9              30.6            31.4
                                        ------            ------            ------          ------
 Total revenues                          100.0             100.0             100.0           100.0
                                        ------            ------            ------          ------
Cost of revenues:
 License                                   2.1               3.5               2.5             4.0
 Services                                 23.8              23.6              22.2            24.9
                                        ------            ------            ------          ------
 Total cost of revenues                   25.9              27.1              24.7            28.9
                                        ------            ------            ------          ------
Gross profit                              74.1              72.9              75.3            71.1
                                        ------            ------            ------          ------
Operating expenses:
 Sales and marketing                      62.6              76.5              59.8            76.5
 Research and development                 36.6              36.3              34.0            37.1
 General and administrative               18.4              22.5              20.4            23.0
 Merger related costs                       --                --               1.5              --
                                        ------            ------            ------          ------
 Total operating expenses                117.6             135.3             115.7           136.6
                                        ------            ------            ------          ------
Loss from operations                     (43.5)            (62.4)            (40.4)          (65.5)
Other income, net                          6.7               7.3               6.1             3.0
                                        ------            ------            ------          ------
Loss before income taxes                 (36.8)            (55.1)            (34.3)          (62.5)
Income tax expense                          .4                .4                .4             1.3
                                        ------            ------            ------          ------
Net loss                                 (37.2)%           (55.5)%           (34.7)%         (63.8)%
                                        ======            ======            ======          ======

Revenues

We derive our revenue from the sale of software licenses and related services including support and maintenance contracts. Revenue was approximately $10.1 million and $6.9 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase in the third quarter of 2000 of approximately $3.2 million, or 46%, over the comparable quarter of the prior year. Revenue was approximately $33.7 million and $18.0 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of approximately $15.7 million, or 87%, over the comparable period in the prior year.

License Revenue. License revenue was approximately $6.3 million and $4.4 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase in the third quarter of 2000 of approximately $1.9 million, or 41%, over the comparable quarter of the prior year. License revenue was approximately $23.3 million and $12.4 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of approximately $10.9 million, or 89%, over the comparable period of the prior year. The increases were due to increased sales of our eCRM products and continued increases in both the size and productivity of our sales force. International license revenues were approximately $751,000 and $510,000 for the three months ended September 30, 2000 and 1999, respectively and approximately $7.9 million and $2.4 million for the nine months ended September 30, 2000 and 1999, respectively. Sales personnel totaled 79 and 56 as of September 30, 2000 and 1999, respectively.

Services Revenue. Services revenue was approximately $3.9 million and $2.5 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase in the third quarter of 2000 of approximately $1.4 million, or 55%, over the comparable quarter of the prior year. Services revenue was approximately $10.3 million and $5.7 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of approximately $4.6 million, or 82%, over the comparable period of the prior year. Maintenance and support contract revenues increased approximately $1.4 million in the third quarter of 2000 over the comparable quarter of the prior year and increased approximately $3.7 million in the first nine months of 2000 over the same period of the prior year. Consulting fees increased approximately $50,000 in the third quarter of 2000 over the comparable quarter of the prior year and increased approximately $1.0 million in the first nine months of 2000 over the same period of the prior year.

Services revenue represented 38% and 36% of our total revenue for the three months ended September 30, 2000 and 1999, respectively and approximately 31% of our total revenue for the first nine months of 2000 and 1999. The increase in service revenues was primarily due to the continued growth in our professional services business and the growth in our customer base receiving maintenance. We expect the proportion of service revenue to total revenue to fluctuate in the future, depending in part on our customers' use of third-party consulting and implementation services providers.

Cost of Revenue

Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to media and duplication of our products and manuals. Cost of license revenue was approximately $212,000 and $241,000 for the three months ended September 30, 2000 and 1999, respectively. Cost of license revenue as a percentage of license revenue was 3% and 5% for the three months ended September 30, 2000 and 1999, respectively. Cost of license revenue was approximately $865,000 and $716,000 for the nine months ended September 30, 2000 and 1999, respectively. Cost of license revenue as a percentage of license revenue was 4% and 6% for the nine months ended September 30, 2000 and 1999, respectively. We anticipate that our cost of license revenue will continue to fluctuate in absolute dollars and as a percent of license revenue, which has varied in the past due to the expected increase in the volume of software product sales and the type of royalty agreements in place at the time.

Cost of Services Revenue. Cost of services revenue includes personnel and other costs related to professional services and customer support. Cost of services revenue was approximately $2.4 million and $1.6 million for the three months
ended September 30, 2000 and 1999, respectively.   Cost of services revenue as a
percentage of service revenues was 62% and 66% for the three months ended September 30, 2000 and 1999. Cost of services revenue was approximately $7.5 million and $4.5 million for the nine months ended September 30, 2000 and 1999, respectively. Cost of services revenue as a percentage of service revenues was 72% and 79% for the nine months ended September 30, 2000 and 1999. The decrease in cost of services revenue as a percentage of services revenue was primarily due to higher utilization of consulting-services personnel and growth of maintenance revenue. Professional services and customer support personnel totaled 66 and 54 as of September 30, 2000 and 1999, respectively.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with marketing programs, such as trade shows, public relations and new product launches. Sales and marketing expenses were approximately $6.3 million and $5.3 million for the three months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses increased approximately $1.0 million, or 20% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Sales and marketing expenses were approximately $20.1 million and $13.8 million for the nine months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses increased approximately $6.3 million, or 46% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase is primarily due to the continued growth in the number of our sales and marketing personnel as well as an increase in commissions as a result of revenue growth. Sales and marketing employees totaled 102 and 79 for the nine months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses as a percentage of total revenue was 63% and 77% for the three months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses as a percentage of total revenue was 60% and 77% for the nine months ended September 30, 2000 and 1999, respectively. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain market position and further increase market acceptance of our products. Accordingly, we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future, and the dollar amount of sales and marketing expenses will increase in future periods, although they may decline as a percentage of total revenue.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, program managers and quality assurance personnel and payments to outside contractors. Research and development expenses were approximately $3.7 million and $2.5 million for the three months ended September 30, 2000 and 1999, respectively. Research and development expenses increased approximately $1.2 million, or 47%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Research and development expenses were approximately $11.4 million and $6.7 million for the nine months ended September 30, 2000 and 1999, respectively. Research and development expenses increased approximately $4.7 million, or 71%, for the nine months ended September 30, 2000 compared to the same period in the prior year. The increase was primarily due to increased hiring of software developers and quality-assurance staff to support development of our new products, enhancements to our existing products and an increase in compensation levels for development and quality-assurance personnel. Research and development personnel totaled 100 and 79 for the nine months ended September 30, 2000 and 1999, respectively. Research and development expenses as a percentage of total revenue was 37% and 36% for the three months ending September 30, 2000 and 1999, respectively. Research and development expenses as a percentage of total revenue was 34% and 37% for the nine months ending September 30, 2000 and September 30, 1999, respectively. We believe that a significant increase in our research and development investment is essential for us to maintain our market position, to continue to expand our eCRM software and to develop additional applications. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future, and research and development expenses are likely to increase in future periods. As such, we expect research and development costs as a percentage of total revenue to fluctuate. In the development of our new products and enhancements of existing products, the technological feasibility of our software was not established until substantially all product development was complete. Accordingly, software development costs eligible for capitalization were insignificant, and all costs related to internal research and development have been expensed as incurred.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. General and administrative expenses were approximately $1.9 million and $1.6 million for the three months ended September 30, 2000 and 1999, respectively. General and administrative expenses increased approximately $300,000, or 19%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. General and administrative expenses were approximately $6.9 million and $4.2 million for the nine months ended September 30, 2000 and 1999, respectively. General and administrative expenses increased approximately $2.7 million, or 66%, for the nine months ended September 30, 2000 compared to the same period in the prior year. The increase in general and administrative expenses was primarily the result of associated executive, finance, and administrative personnel expenses necessary to manage and support the growth of our business during these periods as well as an increase in legal and professional fees associated with becoming a public company. General and administrative employees totaled 28 and 29 for the nine months ended September 30, 2000 and 1999. General and administrative expenses as a percentage of total revenue were 18% and 23% for the three months ended September 30, 2000 and 1999, respectively, and 20% and 23% for the nine months ended September 30, 2000 and 1999, respectively. The fluctuation of general and administrative expense as a percentage of total revenue reflects the building of our infrastructure during these periods. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and the expenses associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional services fees.

Merger Related Costs. Merger related costs were approximately $505,000 for the nine months ended September 30, 2000. All merger related costs were incurred during the first quarter of 2000 as these costs were recorded in connection with the January 2000 merger with 2order.com that was accounted for under the pooling-of-interests method of accounting.

Other Income, Net. Other income was $674,000 and $505,000 for the three months ended September 30, 2000 and 1999, respectively. Other income was $2.0 million and $536,000 for the nine months ended September 30, 2000 and 1999, respectively. The variances from period to period were due to fluctuations in the average combined cash and cash equivalents and short-term investment balances. We expect to continue to yield investment income on our average balance of combined cash and cash equivalents and short-term and long-term investments at an average rate comparable to that experienced in 1999 and the first nine months of 2000.

Income Taxes. We have not recorded income tax benefits related to the net operating losses in 1999 and the first nine months of 2000 as a result of the uncertainties regarding the realization of the net operating losses. Tax expense recorded in both the third quarter of 2000 and 1999 and the first nine months of 2000 and 1999 primarily relates to tax expense from our foreign operations.

Liquidity and Capital Resources

As of September 30, 2000, we had cash and cash equivalents of approximately $24.3 million, an increase from $17.6 million of cash and cash equivalents held as of December 31, 1999. As of September 30, 2000, we had short-term investments of approximately $18.4 million, representing a decrease of approximately $18.7 million from investments held as of December 31, 1999. As of September 30, 2000, our working capital was approximately $36.0 million compared to approximately $44.5 million at December 31, 1999.

Our accounts receivable were approximately $7.3 million and $8.5 million as of September 30, 2000 and December 31, 1999, respectively, representing an decrease of approximately $1.2 million or 14%. This decrease was principally a result of higher cash collections during the nine months ended September 30, 2000. Days sales outstanding ("DSO") in accounts receivable was 64 days as of September 30, 2000. We expect that DSO will fluctuate significantly in future quarters.

Our total liabilities were approximately $14.7 million as of September 30, 2000 and $28.6 million as of December 31, 1999, including our redeemable preferred stock, representing a decrease of $13.9 million, or 49%. This decrease was mainly the result of the conversion of approximately $9.1 million in redeemable convertible preferred stock to common stock in connection with the merger of 2order.com in the first quarter of 2000.

Our operating activities resulted in net cash outflows of approximately $12.5 million for the nine months ended September 30, 2000. Adjustments to the $11.7 million net loss to reconcile to cash used in operating activities includes a decrease of approximately $3.0 million in deferred revenue, of which $1.9 million relates to the write-off of the deferred revenue against a receivable from a customer, approximately $1.2 million for the increase in accounts receivable and $2.0 million for depreciation and amortization. Net cash used in operating activities was approximately $9.9 million for the nine months ended September 30, 1999.

Investing activities provided cash of approximately $15.3 million for the nine months ended September 30, 2000. Investing activities for this period consisted primarily of approximately $25.5 million in proceeds from the maturity of short-term investments offset by approximately $6.8 million in purchases of short-term investments. Further activities included the purchase of approximately $3.4 million in capital equipment. Net cash used in investing activities was approximately $33.4 million for the nine months ended September 30, 1999.

Financing activities provided cash of approximately $3.9 million for the nine months ended September 30, 2000. Financing activities for this period included approximately $4.3 million in proceeds from the exercise of stock options and warrants offset by approximately $379,000 in repayments of debt obligations. Net cash provided by financing activities was approximately $52.9 million for the nine months ended September 30, 1999.

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

     .    increase sales and marketing activities

     .    develop new distribution channels

     .    improve our operational and financial systems

     .    broaden our professional services capabilities


Such operating expenses will consume a material amount of our cash. We believe that our existing cash and cash equivalents, short-term investments and available line of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our current shareholders' ownership interest in Primus.

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

In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". The most recent update delays the effective date of SAB 101 to the fourth quarter for fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB 101 in the fourth quarter of 2000 and anticipate that such adoptions will not have a material impact on our consolidated financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of APB Opinion 25, Accounting for Stock Issued to Employees, for issues, among others, regarding; (a) the definition of employees,
(b) defining non-compensatory plans, (c) modifications to previously fixed stock option awards, and (d) accounting for an exchange of stock compensation awards in a business combination. We adopted Interpretation No. 44 in the third quarter of 2000 and it did not have a material impact on the consolidated financial statements.

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

     We have incurred net losses in each quarter since inception and we could continue to incur net losses for the foreseeable future. As of September 30, 2000, we had an accumulated deficit of $66.1 million. We expect to continue to devote substantial resources to expand our product development, sales and marketing and our customer support and professional service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period.

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

     Product license revenues and related services from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues through September 30, 2000, and we expect these products to continue to account for a substantial portion of our revenues for the remainder of 2000. As a result, factors adversely affecting the demand for these products and our eCRM products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of eCRM products and our ability to develop and sell enhanced versions of our eCRM products.

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

     The market for our products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of eCRM processes, including Internet communications, esupport, esales and emarketing. We also face competition from in-house designed products and third-party custom development efforts.

     In addition, companies providing e-commerce and traditional customer relationship management solutions that may compete with us include Broadvision, Oracle, Peoplesoft, Siebel and Vignette.

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

     Historically, we incorporated a database licensed from Versant into our products. Presently, our products support Microsoft SQL Server, Oracle and Versant databases. Because most of the products we have shipped historically, however, rely on Versant's database, we continue to depend on Versant's ability to support the database in a timely and effective manner.

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

Our inability to sufficiently expand our implementation and consulting capabilities would limit our ability to grow.

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

     Revenues from customers outside the United States represented approximately $7.9 million in the 9 months ended September 30, 2000, or 23.4% of our total revenue for the same period. We currently customize our products for the Japanese market. In the future, we plan to develop additional localized versions of our products. Localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

     In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, "Software Revenue Recognition," and later amended its position by its Statement of Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2 and Statement of Position 98-4. The AICPA has also issued Statement of Position 98-9, which is effective for transactions we enter into beginning January 1, 2000 and the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 "Revenue Recognition," which has a deferred effective date under SAB 101B until October 1, 2000. Implementation guidelines for these standards are evolving and once available, such implementation guidelines could lead to unanticipated changes in our current revenue accounting practices, which could materially adversely affect our business, financial condition and operating results. Additionally, the accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board (FASB), are continuing to review the accounting standards related to stock-based compensation. Any changes to these standards or any other accounting standards could materially adversely affect our business, financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our investments.

Interest Rate Risk. We are exposed to the impact of short-term changes in interest rates. Our exposure primarily relates to our investment portfolio. We invest our excess cash in high quality corporate and municipal debt instruments. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result, changes in interest rates may cause us to suffer losses in principal if forced to sell securities that have declined in market value or may cause our future investment income to fall short of expectations. Our investment portfolio is designated as available-for-sale, and accordingly is presented at fair value in the consolidated balance sheet.

We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio.

During the nine months ended September 30, 2000, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. At September 30, 2000, our investment portfolio included approximately $2.8 million in variable rate investments, primarily all of which are due during 2000. Fixed rate investments at September 30, 2000 of approximately $15.6 million had a weighted average interest rate of 6.50% and are primarily due in 2000. We believe that the impact on the fair market value of our securities and our earnings for the remainder of 2000 from a hypothetical 10% increase in interest rates would be insignificant.

Foreign Currency Exchange Risk. We develop products in the United States and sell them in North America,

Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have one foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in 1999. If, in 2000, the U.S. dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiary, our operating results for the remainder of 2000 would likely not be significantly effected.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
       10.20 Second Amendment to Joint Venture Agreement, dated July 24, 2000, by and between the registrant and Trans Cosmos, Inc.

       27.1    Financial Data Schedule.


SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRIMUS KNOWLEDGE SOLUTIONS, INC.

Date:  November 13, 2000      By: /s/ Ronald M. Stevens
                                 ----------------------------------

                              Ronald M. Stevens
                              Chief Financial Officer,
                              Secretary and Treasurer

                              (Principal financial and chief accounting officer)

INDEX TO EXHIBITS

     Exhibit No.         Description
     ----------          -----------

     10.20 Second Amendment to Joint Venture Agreement, dated July 24, 2000, by and between the registrant and Trans Cosmos, Inc

     27.1                Financial Data Schedule.