Form 10-K
period 2000-12-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2001-03-26
CIK 1067797

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

                 For the fiscal year ended: December 31, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on March 16, 2001, as reported on Nasdaq National Market System was approximately $38.3 million. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares of the registrant's common stock outstanding on March 16, 2001, was 18,092,134.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       PRIMUS KNOWLEDGE SOLUTIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                    PART I

  1.  BUSINESS..........................................................     3

  2.  PROPERTIES........................................................    18

  3.  LEGAL PROCEEDINGS.................................................    18

  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    18

  4A. EXECUTIVE OFFICERS OF THE REGISTRANT..............................    18

                                    PART II

  5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS..........................................................    19

  6.  SELECTED CONSOLIDATED FINANCIAL DATA..............................    21

  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS............................................    22

  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........    29

  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................    30

                                   PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................    30

 11.  EXECUTIVE COMPENSATION............................................    30

 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....    30

 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................    30

                                    PART IV

 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..    30


   "Primus," "Primus eServer," "Primus Interchange," "Primus eSales," and "Primus eSupport" are trademarks, registered trademarks, or service marks of Primus. This Annual Report on Form 10-K also contains trademarks and service marks of other companies, which are the property of their respective owners.

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

ITEM 1. BUSINESS

Overview

   Primus Knowledge Solutions, Inc. is a leading provider of knowledge-enabling software that empowers customer relationship management (CRM) implementations and drives customer satisfaction for Global 2000 companies. Primus software is designed to give customers fast access to the information they need--via self- and assisted service--and to enable businesses to share valuable customer and product knowledge across the enterprise. Primus(R) software products can be implemented as a suite or as individual products, depending on the company's preference and/or immediate need.

   To compete in today's business environment, companies must maximize their relationships with their customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement CRM initiatives and software. CRM software is designed to enable companies to interact with their customers using both traditional and eBusiness communication channels--including the phone, web, email, chat, and voice over IP (VOIP)--and to manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

   CRM vendors offer a variety of solutions, ranging from point solutions that fulfill a specific CRM need, to more comprehensive solutions, which are often built via the extension of a smaller application or acquisition of third-party software. All are intended to manage some piece of the customer interaction, and all promise to add value to the customer-company relationship. Increasingly, however, companies are looking with a critical eye at CRM applications, considering which of the myriad solutions available will be most appropriate for their business and operating environments--which will most effectively improve their customer service offerings, which will integrate into their current and future CRM infrastructures, and which will offer the best potential fiscal results.

   Primus software offers a significant measurable value to businesses by providing an infrastructure for knowledge capture and sharing that can increase the efficiency and effectiveness of customer service, while delivering a measurable return on their investment. Primus software is flexible, to meet a variety of business needs and integrates with leading CRM applications, including those from Nortel Networks/Clarify, Kana, Oracle, Remedy, and Siebel. Primus(R) Professional Services organization assists customers with software implementation, integration, training and support.

Industry Background

   The emergence of the Internet as a business medium has made it imperative for companies across a variety of industries to recreate the way they do business. Early eBusiness initiatives focused on providing basic websites that offered customers little more than product information for marketing purposes. Today, eBusiness initiatives are designed to manage most, if not all, of a customer's interactions with a company. The fast-growing CRM market has focused on enabling companies to market their products, transact sales, manage customer service, and interact and communicate with customers, partners and suppliers using the Internet and other electronic means. As such, even the most traditional companies have found it difficult to ignore the need to implement a CRM strategy.

   The shift from traditional business practices to doing business online has fundamentally changed the way that companies interact with and think about their customers. Increasingly, companies are realizing that they must personalize each customer experience by providing products and support based on each customer's needs and that exceed each customer's expectations. To accomplish these goals, businesses must communicate with customers via the media of the customer's choice and deliver rich, relevant information to customers. Companies realize that they must learn from each customer interaction, in order to respond to customer inquiries in real-time and provide a consistent level of service 24 hours a day, seven days a week.

   There are inherent challenges associated with interacting with customers in this new and dynamic business environment. Customers have higher expectations and experience lower switching costs when a new vendor is "just a click away." Customers also expect to have the same experience regardless of the communication channel used to interact with a business. Companies must view their customers in an integrated way, providing visibility to each customer's information across their organizations. Further, companies must realize that their customers are now active, informed participants in the business process and that each customer interaction must be maximized for purposes of customer retention, cross-sell and up-sell opportunities, and customer satisfaction to enhance customer relationships.

   While companies recognize the need to implement initiatives that enhance customer relationships, previously available solutions have not been to address all of these challenges in a comprehensive manner. There are many and various point solutions designed to address each distinct business process, specifically marketing, sales and support, but they are limited to addressing the needs of each specific business function. There are also various solutions focused on addressing specific communication channels like telephone, email or the web, but these solutions typically create discrete silos of information that are not readily accessible across other communication channels the solutions are servicing. Although the value of integrating these various point solutions to maximize the benefit of each customer interaction is apparent, previous attempts to do so have proven inefficient and costly and have often not resulted in a seamless business process.

   To adequately address today's market requirements, companies need integrated, comprehensive solutions that enable them to maximize the value of customer interactions across multiple communication channels and business processes. The value created by integrating disparate internal systems with a knowledge-enabling software system benefits both the business and the customer. The Internet and advances in technology enable companies to actively enhance individual customer interactions and leverage the knowledge captured on an individual basis to enhance a company's interactions with all of its customers. The business value becomes immediately apparent when customers believe that the businesses they interact with are responding to and working to proactively meet their needs.

Primus Solutions

   Primus solutions are predicated on the belief that the intellectual capital resident within a company's workforce is its most valuable asset. Primus provides knowledge-enabling software that allows companies to enhance customer relationships by managing and sharing the company's valuable internal knowledge and expertise with customers, partners, and employees, across multiple communication channels and business processes. Primus software addresses the unique challenges faced by companies implementing a CRM strategy.

   Primus software has the following key characteristics:

   Intangible asset management. Primus software enables companies to capture, manage, and share a variety of knowledge, including requests for information, service, or support, technical information, and institutional knowledge gained from interactions with customers, partners, and employees, across a multitude of communication channels--including the Internet--so that the entire enterprise can apply this knowledge to future interactions.

   Integration. Primus software integrates with leading CRM implementations, including applications from Nortel Networks/Clarify, Oracle, Remedy, Kana, and Siebel. Integration with these broad CRM applications enables companies to easily capture and access knowledge during the course of the customer interaction. Fast access to current, relevant knowledge is key to achieving the verifiable return on investment (ROI) that today's buyers demand.

   Scalable web architecture. Primus solutions scale from small to large-scope usage. Primus customers have demonstrated the scalability of Primus software in demanding, transaction heavy environments. For example, one company experience shows that Primus eSupport is scalable to support several hundred thousand user accesses per month. In addition, companies have purchased Primus software to be used by thousands of employees, and hundreds of thousands of their customers and partners, on a global basis.

   Rapid ROI. Primus software offers a significant, measurable ROI: one networking software company reported a reduction of service escalations by 20% in six months; a manufacturing company reduced escalations from level 2 to level 3 by 60% in three months. Many other demonstrated ROI metrics are available from Primus. Our solution can be rapidly implemented and easily customized, thus allowing for minimum downtime before companies enjoy the benefits of choosing Primus software. In addition, the extensive business functionality provided by our software allows companies to realize more immediate benefits such as reduced support costs, enhanced customer satisfaction, and increased productivity.

Primus Strategy

   Primus' objective is to further establish its leadership position in providing knowledge-enabling software that empowers CRM implementations and drives customer satisfaction for Global 2000 companies. Our strategy to achieve this objective is to:

   Expand our presence in current markets and target new verticals. Primus software can be used in a variety of business environments--wherever a company needs to make knowledge available to its customers and employees. Initially, Primus primarily focused its efforts on the customer support operations of technology-based industries, including software, hardware, and telecommunications. Over the past year, we have broadened our efforts to encompass customer service, support, and knowledge sharing in the financial services, data communications, health care, and utilities markets--industries with characteristics similar to those of the technology-based industries.

   Grow our international presence. Primus continues to grow its European presence while increasing its distribution in Japan through its joint venture, Primus KK. The Primus product architecture is designed to support multiple languages. It supports localized user interface and the display of content in Japanese, French, Dutch, Italian, and German.

   Build partnerships with leading consulting, systems integration, and technology vendors. Primus intends to strengthen its market reach by further developing partner relationships with leading implementation consulting, systems integration, and technology vendors. We believe that these strategic relationships will provide us with additional sales opportunities, further leverage our implementation resources, and broaden our current CRM integration capabilities.

Products

   Primus software can be deployed as a suite, as individual products, or as an integrated solution with other leading CRM applications, depending on the customer's preference and/or the immediacy of their need.

   License fees for our software vary with each application, but our products are typically licensed on a per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software.

   The following summarizes the current products that comprise the Primus software suite:

 Primus eServer

   Primus(R) eServer empowers the enterprise by enabling organizations to dynamically create, capture, and share knowledge to enhance their customers' experiences and increase the effectiveness of their businesses. Primus eServer can be used in a variety of business environments, including, but not limited to, customer service and support, field engineering, human resources, and sales--wherever a company needs to make knowledge available to its employees or customers, particularly when there is a large volume of information relating to products or systems.

   Primus eServer is built on the Primus(R) Associative Search Engine, which provides sophisticated search functionality and enables the capture of knowledge during the course of interaction with a customer. This is based on the precept that the creation of the most relevant knowledge and problem resolutions results from dialectical interaction between company and customer. Unlike text search engines that deliver large volumes of sometimes irrelevant answers or case-based systems that--due to their design--may deliver too limited a response, Primus eServer delivers answers that are both useful and manageable. Primus eServer can be used to support all phases of the customer lifecycle, from new requests for information or service, to secondary customer interactions that would benefit from previous knowledge captured in the knowledge base. Further, companies can use this knowledge to proactively serve their customers. For example, knowing that a customer has experienced repetitive customer service issues with a specific product, a company can proactively offer that customer a discounted upgrade for a newly released product that will solve their service issues.

   Primus eServer provides:

  . A flexible workflow system for supporting a variety of business processes

  .  Natural language searching that allows users to query in their own words

  . Fast, accurate search results based on the Primus Associative Search Engine, a Primus proprietary search algorithm

  .  Real-time knowledge capture and publishing via the Web

 Primus eSupport

   Primus(R) eSupport is industry-leading software for customer self-service. Primus eSupport enables customer service and support organizations to publish knowledge--real solutions to real problems--for direct customer access via the web, 24 hours a day, seven days a week. Primus eSupport leverages the Primus Associative Search Engine capabilities of Primus eServer to deliver fast, reliable answers to users and capture information for future use by the company.

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

  .  Customer feedback capabilities for the self-service system

  .  An escalation workflow system

  .  Real-time availability to new solutions added to the knowledge base

  . Standard reports to monitor and manage the effectiveness of the support system

 Other Primus Product Offerings

   Primus(R) Interchange is sophisticated email management software that provides automated knowledge-enabled responses to user inquiries. When a user sends an email inquiry, Primus Interchange automatically searches the knowledgebase and returns an email message with suggested answers to the question. The system also performs intelligent email routing of escalated customer inquiries for increased operational efficiency. Primus Interchange leverages the Primus Associative Search Engine to deliver fast, reliable answers to users and capture information for future use by the company.

   Primus(R) Interchange Chat provides chat management and response capabilities and leverages the existing email management and response capabilities of Primus Interchange 1.1 for integrated channel queuing, routing, response, and reporting. Customers can open a chat session simply by clicking a button on a Primus-equipped self-service website. The system automatically queues and routes requests--along with a history of the customer's self-service session--to the most appropriate service professional available. Customer service representatives can use the Primus Associative Search Engine capabilities of Primus eServer--an integrated component of Primus Interchange software--to deliver fast, reliable answers. Solutions, files, and web pages can all be pushed to customers. In addition, Primus Interchange Chat captures all information from each interaction for future use by the company.

   Primus(R) eSales is robust sales configuration and personalization software that enables the sales of customized products and services over the Internet. Acting as a "personal sales assistant," Primus eSales helps buyers define requirements, find appropriate products and services, compare the benefits and tradeoffs of alternatives, and configure custom solutions to fit their needs. Primus eSales helps companies drive revenue and close business by increasing loyalty among existing customers and sales channels, increasing market share, increasing revenues, and reducing operational costs. Primus eSales software is developed by 2order.com, Inc. ("2order") which was acquired by Primus and became a wholly owned subsidiary in January 2000.

Product Architecture

   Primus products use a multi-tiered architecture to meet the knowledge-enabled needs of today's businesses. We use industry-standard platforms, components, and communications interfaces to provide knowledge-enabling software that is designed to be reliable, maintainable and scalable, and to provide high performance on a 24-hour basis. Our flexible architecture adapts to a range of needs, from a single desktop to enterprise systems that support thousands of users.

   Primus eServer software runs on either Windows NT or Sun Solaris systems in single- or multi-processor configurations. Our client software runs in a fully customizable interface accessed through a web browser. The first tier of our solution is the database server. The second tier is the application search server that contains the search logic and knowledge domain model. The third tier is comprised of web server interfaces that contain the personalization and customization layers of the solution. We currently support Microsoft SQL Server, Oracle, and Versant databases.

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

Customers

   Initially, Primus' sales efforts targeted large enterprises in dynamic, technology-related industries that offer external customer support. We have broadened our sales focus to include additional vertical markets and enterprises of a wide variety of sizes that need to make knowledge available to their employees or customers, and particularly companies where there is a large volume of information relating to products or systems. As of December 31, 2000, we had licensed our solution to approximately 170 companies worldwide. A sample, but not inclusive, list of our customers and their respective industries is as follows:

   IT--Software        Attachmate Corporation              Network Associates, Inc.
                       FirstLogic, Inc.                    Oracle Corporation
                       Microsoft Corporation

 -----------------------------------------------------------------------------------------
   IT--Hardware        3Com Corporation                    Micron Electronics, Inc.
                       Compaq Computer Corporation         Network Appliance, Inc.
                       EMC Corporation

 -----------------------------------------------------------------------------------------
   IT Services         Client Logic Operating Corporation  International Computers Limited
                       ENTEX IT Service, Inc.              Origin Nederland B.V.

 -----------------------------------------------------------------------------------------
   Telecommunications  Cable and Wireless plc              Nokia Inc.
                       KPN Telecom B.V.                    Nortel Networks Incorporated
                       Motorola, Inc.

 -----------------------------------------------------------------------------------------
   Internet Service    Cable & Wireless USA, Inc.          RCN Corporation
   Providers           Genuity Inc.                        UUNet Technologies, Inc.
                       PSInet Inc.

 -----------------------------------------------------------------------------------------
   Manufacturing       Minnesota Mining & Manufacturing    Caterpillar Inc.
                       Co.                                 Simplex Time Recorder Co.
                       BMW AG (Indirect Customer via
                       Softlab)
                       Robicon Corporation

 -----------------------------------------------------------------------------------------
   Other               The Boeing Company                  Safeco Insurance Co. of America
                       LSI Logic Corporation               CGU Life
                       PowerQuest Corporation              DIGEO Broadband, Inc.
                       Starbucks Corporation               Turin Networks, Inc.
                       Verizon Avenue Corp.                Aradigm Corporation


Sales and Marketing

   Primus markets and sells its products primarily through a direct sales force. Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic relationships with third parties. Our field sales force, which includes both sales representatives and sales engineers, is organized into regional teams, complemented by direct telesales based at our headquarters in Seattle. We continue to grow our sales force in the US and international locations. We have sales offices in Seattle, Atlanta, Boston, Chicago, Dallas, Minneapolis, and Reston, VA, and in the United Kingdom and France.

   Our marketing department has a three-fold purpose: understanding the evolving needs of the marketplace and providing direction to the product development function, sustaining relationships with existing customers and industry analysts, and managing all outbound communications with the marketplace to create awareness and generate interest in our products and services.

   Primus software is marketed, distributed and supported in Japan by Primus KK, a joint venture owned by Trans Cosmos Inc. and Primus. Our distribution arrangements provide Primus KK with exclusive rights to the Japanese and English versions of our Primus eServer distribution products in Japan, and nonexclusive distribution rights in Korea, China and Hong Kong.

Product Development

   Our product development team is responsible for designing, developing and releasing our products. The group is organized into five disciplines: architecture, development, quality assurance, documentation and program management. Members from each of these disciplines, along with a product manager from our marketing department, form separate product teams that work closely with sales, marketing, and professional services members, and with customers and prospects to better understand market needs and requirements.

   When required, we also use third-party development firms to expand the capacity and technical expertise of our internal product development teams. Additionally, we sometimes license third-party technology that is incorporated into our products. We believe this approach significantly shortens our time to market without compromising our competitive position or product quality. Therefore, we expect to continue to draw on third-party resources in the foreseeable future.

   We have a software development methodology that we believe allows us to deliver products that satisfy real business needs and meet commercial quality expectations. This methodology is based on the following key components:

  .  specification and review of business and functional requirements

  .  quality assurance of code and documentation

  . test of functions, components, systems, integration, performance, scaling, stress and internationalization

  .  regression testing before beta or general availability releases

  .  trial deployments in an internal production environment prior to release

  .  external beta releases

  .  general availability release of English and localized products

   Our goal is to implement quality assurance processes throughout the software development life cycle. We believe that strong emphasis placed on analysis and design early in the project life cycle reduces the number and costs of defects that may be found in later stages.

Competition

   The market for Primus products is rapidly evolving and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our knowledge enabling software competes against various vendor software tools designed to address a specific element or elements of the knowledge-enabled CRM market. These vendors include, but are not limited to, Broadbase and ServiceWare. We also face competition from in-house designed products and third-party custom development efforts and alternative vendor solutions.

   In addition, companies providing eCommerce and traditional customer relationship management solutions that may compete with Primus include Nortel Networks/Clarify, Oracle, Peoplesoft, and Siebel.

   The principal competitive factors in our industry include:

  .  Vendor and product reputation

  .  Product ease-of-use

  .  Customer referenceability

  .  Quality of customer support services, documentation, and training

  .  Measurable economic return

  .  Quality, speed, and effectiveness of application deployment services

  .  Product quality, performance, and price

  .  Effectiveness of sales and marketing efforts

  .  Breadth of product functionality and features

  .  Product integration with other Enterprise applications

  .  Product scalability

  . Availability of products on the Internet and multiple operating platforms

   As the market matures, it is possible that new and larger companies will enter the market, existing competitors will form alliances, or current and potential competitors could acquire, be acquired by, or establish cooperative relationships with third parties. The resulting organizations could have greater technical, marketing, and other resources, improve their products to address the needs of our existing and potential users, thereby increasing their market share. Increased competition could result in pricing pressures, reduced margins, or failure of our products to achieve or maintain market acceptance.

   Although we believe that our products and services currently compete favorably with respect to such factors and that we hold a leadership position compared to our competitors, we can't provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical, and other resources.

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

Employees

   As of December 31, 2000, we had 300 employees, including 20 European-based employees. These included 104 in sales and marketing, 68 in client services and support, 93 in product development and 35 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe our relationship with our employees is good. In addition, we regularly supplement our workforce with consultants.

   Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel.

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

   We have incurred net losses in each quarter since inception and we could continue to incur net losses for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of $67.4 million. We expect to continue to devote substantial resources to expand our product development, sales and marketing and our customer support and professional service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period.

 Quarterly fluctuations in our operating results may adversely affect our stock price.

   Our license revenues have fluctuated substantially from quarter to quarter in the past and are likely to continue to fluctuate substantially in the future. In addition, the fiscal or quarterly budget cycles of our users or customer order deferrals in anticipation of new products or product enhancements introduced by us or our competitors can cause our revenues to fluctuate from quarter to quarter and applicable accounting policies may cause us to report new license agreements as deferred revenue until implementation begins. Furthermore, general economic conditions may affect our customers' capital investment levels in CRM systems. As a result, we believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. We will continue to base our decisions regarding our operating expenses on anticipated revenue trends. To the extent these expenses are not followed by increased revenues, our operating results will suffer. Fluctuations in our operating results, particularly compared to the expectations of market analysts or investors, could cause severe volatility in the price of our common stock.

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

   Under applicable accounting rules, we may experience further variability in our license revenues from quarter to quarter due to factors outside our control, including:

  .  whether we are providing implementation services

  .  whether implementation is delayed or takes longer than expected

  .  variability in the mix of new and existing customers

   Where we are implementing the software, we will account for the agreement as an item of deferred revenue and will recognize the license revenue over the period of core implementation. Most of our new customers typically begin implementation within 30 days of signing a license agreement. Once commenced, implementation of our products can typically be completed within 30 days. Although both implementation and deployment can vary significantly by customer. We can not, however, guarantee that customers will begin implementation or that we will always be able to implement our software within those time periods. Thus, all of our deferred license revenue may not be recognized within the originally expected time period.

 Seasonality may adversely affect our quarterly operating results.

   We expect to experience seasonality in our license revenue. To date, we believe that seasonality has been masked by other factors, such as large orders and the timing of personnel changes in our sales staff. Our customers' purchase decisions are often affected by fiscal budgetary factors and by efforts of our direct sales force to meet or exceed sales quotas. As a result, business in the last quarter of a year could be greater than new business in the first quarter of the following year.

 The limited sales history of our products makes it difficult to evaluate our business and prospects.

   We released our first knowledge-enabling software product in August 1996. Accordingly, the basis upon which you can evaluate our prospects in general, and market acceptance of our products in particular, is limited. For our business to succeed, the market for this software will have to grow significantly, and we will have to achieve broad market acceptance of our products.

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

   Product license revenues and related services from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues through December 31, 2000, and we expect these products to continue to account for a substantial portion of our revenues in 2001. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

 Factors outside our control may make our products less useful.

   The effectiveness of our software depends in part on widespread adoption and effective use of our software by an enterprise's personnel, partners, and customers and the value derived by each such usage. In addition, the effectiveness of our knowledge-enabled approach is dependent upon a current database. If customer-support personnel do not adopt and effectively use our products, necessary solutions will not be added to the database, and the database will be inadequate. If an enterprise deploying our software fails to maintain a current database, the value of our software to our users will be impaired. Thus, successful deployment and broad acceptance of our products will depend in part on the quality of the users' existing database of solutions, which is outside our control.

 The high level of competition in our market may result in pricing pressures, reduced margins or the failure of our products to achieve market acceptance.

   The market for our products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of CRM processes, including Internet communications, esupport, knowledge management, and web-based customer self-service. We also face competition from in-house designed products and third-party custom development efforts.

   In addition, some of the companies providing e-commerce and traditional customer relationship management solutions that may compete with us include Broadbase, Kana, Nortel Networks/Clarify, Oracle, Peoplesoft, ServiceWare and Siebel.

   The principal competitive factors in our industry include:

                                           .  product ease-of-use
  .  vendor and product reputation
                                           .  the quality of customer support
  .  the availability of products on          services, documentation and
     the Internet and multiple                training
     operating platforms
                                           .  the quality, speed and
  .  measurable economic return               effectiveness of application
                                              development services
  .  customer referenceability
                                           .  the effectiveness of sales and
  .  product quality, performance and         marketing efforts
     price
                                           .  product integration with other
  .  breadth of product functionality         enterprise applications
     and features

  .  product scalability

   As the market for CRM software matures, it is possible that new and larger companies will enter the market, existing competitors will form alliances or current and potential competitors could acquire, be acquired by or establish cooperative relationships with third parties. The resulting organizations could have greater technical, marketing and other resources and improve their products to address the needs of our existing and potential users, thereby increasing their market share. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

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

   To date, we have licensed our products primarily through our direct sales force. Our future revenue growth will depend in large part on our ability to recruit, train and manage additional sales and marketing personnel and to expand our indirect distribution channels. We have experienced and continue to experience difficulty in recruiting qualified sales and marketing personnel and in establishing third-party relationships. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues. Our business, financial condition and operating results will be materially adversely affected if we fail to effectively expand our sales and marketing resources.

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

   The market price of our common stock has been volatile since our initial public offering in July 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive. In that case, our ability to attract and retain employees may be adversely affected.

 Acquisitions could disrupt our business and harm our financial condition.

   In order to remain competitive, we may find it necessary to acquire additional businesses, products and technologies. In the event that we do complete an acquisition, we could be required to do one or more of the following:

  . issue equity securities, which would dilute current shareholders' percentage ownership

  .  assume contingent, unrecorded and warranty liabilities

  .  incur a one-time charge

  .  amortize goodwill and other intangible assets

   We may not be able to successfully integrate any technologies, products, personnel or operations of companies that we acquire. These difficulties could disrupt our ongoing business, divert management resources and increase our expenses.

 We may be adversely affected if we lose key personnel.

   Our success depends largely on the skills, experience and performance of some key members of our management. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. Much of our success also depends on Michael A. Brochu, our President and Chief Executive Officer. The loss of Mr. Brochu's services could harm our business.

 Our international operations are subject to additional risks.

   Revenues from customers outside the United States represented approximately $9.7 million in the 12 months ended December 31, 2000, or 20.3% of our total revenue for the same period. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products. Localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

  .  costs and complexity of customizing products for foreign countries

  .  laws and business practices favoring local competition

  .  compliance with multiple, conflicting and changing laws and regulations

  .  longer sales cycles

  .  greater difficulty or delay in accounts receivable collection

  .  import and export restrictions and tariffs

  .  difficulties in staffing and managing foreign operations

  .  political and economic instability

   Our international operations also face foreign-currency-related risks. To date, substantially all of our revenues have been denominated in U.S. dollars, but we believe that in the future, an increasing portion of our revenues will be denominated in foreign currencies, including the Euro and Yen. Fluctuations in the value of the Euro or other foreign currencies may have a material adverse effect on our business, operating results and financial condition.

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

   Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, including traditional CRM software sold by Nortel Networks/Clarify, Kana, Onyx, Peoplsoft, Remedy, Siebel and others. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs' interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products' integration with future systems.

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

   In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, "Software Revenue Recognition," and later amended its position by its Statement of Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998. The AICPA has also issued Statement of Position 98-9, which was effective for transactions we enter into beginning January 1, 2000 and the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition," which was effective October 1, 2000. We adopted Statement of Position 98-9 and SAB No. 101 during 2000. Based on our interpretation of the AICPA and SEC's positions, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2 , 98-4, 98-9 and SAB No. 101. Additionally, the accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board (FASB), are continuing to review the accounting standards related to stock-based compensation. Any changes to these standards or any other accounting standards could materially adversely affect our business, financial condition and operating results.

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

ITEM 2. PROPERTIES

   We lease principal administrative, engineering, manufacturing, marketing and sales facilities consisting of approximately 50,000 square feet in an office tower in Seattle. The lease for this space extends to October 31, 2005. We also lease other domestic sales and services offices in Boston, Chicago, Dallas, Minneapolis, and Reston, as well as a 10,000 square feet location in Atlanta primarily dedicated to engineering. The hub of our European Operations is located in the UK with an additional support facility in Paris. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

   On December 20, 2000, MAC Equipment, Inc. ("MAC") filed a claim against 2order, a wholly owned subsidiary of the Company. MAC licensed computer software, maintenance and support and consulting services from 2order in November 1998. We acquired 2order in a stock-for-stock merger in January 2000. MAC paid 2order approximately $450,000 in license, support and services fees. MAC claims that the Mobile Marketplace software it licensed from 2order has not performed as represented, resulting in substantial damages to MAC. While 2order vigorously disputes MAC's claims, an amount has been accrued for its estimate of probable liability in this matter.

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

   Our executive officers as of March 16, 2001 are as follows:

          Name           Age                           Position
          ----           ---                           --------
Michael A. Brochu.......  47 President, Chief Executive Officer and Chairman of the Board
Ronald M. Stevens.......  37 Vice President, Chief Financial Officer and Treasurer
Kim M. Nelson...........  45 Executive Vice President of Worldwide Sales and Marketing

   Michael A. Brochu has served as our President and Chief Executive Officer since November 1997. Mr. Brochu was President and Chief Operating Officer of Sierra On-Line, Inc., an interactive software publisher, from June 1994 until October 1997. Mr. Brochu received his B.B.A. in accounting and finance from the University of Texas at El Paso.

   Ronald M. Stevens has served as our Chief Financial Officer, Vice President and Treasurer since October 2000. From August 1999 to September 2000, Mr. Stevens served as Chief Financial Officer and then President and Chief Operating Officer of OnHealth Network, Inc., a consumer healthcare internet company, which was acquired by WebMD Corporation in September 2000. From May 1996 to August 1999, he served as General Manager and Senior Vice President of Sierra On-Line, Inc., an interactive software publisher. From May 1994 to May 1996, he served as Corporate and Divisional Controller of Sierra On-Line. Mr. Stevens received his B.A. in accounting and business administration from Western Washington University.

   Kim M. Nelson has served as our Vice President of Worldwide Sales and Marketing since February 2001. From January 1999 to February 2001, Mr. Nelson served as our Vice President of Worldwide Sales. From June 1993 to December 1998, Mr. Nelson held several positions at Oracle Corporation, a database enterprise software company, including Area Vice President of Sales, Vice President of Field Operations, and Vice President of Sales. Mr. Nelson received his B.S. in business from the University of Colorado.

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

   Since our initial public offering, our common stock has traded on the Nasdaq National Market under the symbol PKSI. The following table sets forth, for the period indicated, the high and low bid quotations for the common stock as reported on the Nasdaq National Market. These prices do not include retail markups, markdowns, or commissions.

                              COMMON STOCK PRICE

     Period                                                       High    Low
     ------                                                      ------- ------
     July 1, 1999 - September 30, 1999.......................... $ 35.63 $14.00
     October 1, 1999 - December 31, 1999........................ $ 58.13 $23.88
     January 1, 2000 - March 31, 2000........................... $137.25 $39.75
     April 1, 2000 - June 30, 2000.............................. $ 86.88 $24.13
     July 1, 2000 - September 30, 2000.......................... $ 53.00 $12.25
     October 1, 2000 - December 31, 2000........................ $ 14.84 $ 4.25

   The closing sale price of the common stock on December 31, 2000 was $6.50. On March 16, 2001 the closing price reported on the Nasdaq National Market System for the common stock was $5.125.

   The market price of our common stock has fluctuated significantly.

Holders of Common Stock

   As of March 16, 2001, there were approximately 276 shareholders of record of our common stock and 18,092,134 shares of common stock outstanding.

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

  . On January 7, 2000, we issued 5,000 shares of our common stock, valued at $9.00 per share, pursuant to an exercise of a warrant.

  . On January 21, 2000, we issued an aggregate of 1,506,126 shares of our common stock for all of the issued and outstanding capital stock of 2order.com. In addition, options and warrants to acquire capital stock of 2order.com were converted into options and warrants to acquire 150,378 shares of our common stock.

  . On March 6, 2000, we issued a total of 2,040 shares of our common stock, valued at $13.03 per share, pursuant to exercises of warrants.

  . On April 18, 2000, we issued 5,666 shares of our common stock, valued at $3.00 per share, pursuant to an exercise of a warrant.

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

Use of Proceeds from Registered Securities

   We are using the net proceeds raised in our initial public offering for additional working capital, repayment of short-term indebtedness, and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. Pending such uses, the net proceeds will be invested in investment-grade, interest-bearing instruments, the majority of which are short-term.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data and other operating information are derived from our consolidated financial statements. The consolidated statement of operations data and balance sheet data presented below were derived from our audited consolidated financial statements. When you read this selected consolidated financial data, it is important that you also read the historical consolidated financial statements and related notes included in this Form 10-K, as well as the section of this Form 10-K related to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                    Fiscal Year Ended December 31,
                          -------------------------------------------------------
                             2000        1999       1998       1997       1996
                          ----------  ----------  ---------  ---------  ---------
                                 (In thousands, except per share data)
Consolidated Statement
 of Operations Data(1):
  Revenue...............  $   47,669  $   27,318  $  12,219  $   7,496  $   4,654
  Cost of revenue.......      10,892       7,725      4,653      3,212      2,039
  Sales and marketing...      27,653      19,180     12,537      5,716      3,972
  Research and
   development..........      14,669      10,177      5,957      3,577      2,882
  General and
   administrative.......       9,401       6,657      4,518      2,313      1,869
  Merger related costs..         505       1,520        --         --         --
                          ----------  ----------  ---------  ---------  ---------
  Loss from operations..     (15,451)    (17,941)   (15,446)    (7,322)    (6,108)
Other income (expense),
 net....................       2,655       1,093        (52)       390        113
                          ----------  ----------  ---------  ---------  ---------
  Loss before income
   taxes................     (12,796)    (16,848)   (15,498)    (6,932)    (5,995)
Income tax expense
 (benefit)..............         217         267        (57)        34         68
                          ----------  ----------  ---------  ---------  ---------
  Net loss..............  $  (13,013) $  (17,115) $ (15,441) $  (6,966) $  (6,063)
                          ==========  ==========  =========  =========  =========
Net loss available to
 common shareholders....  $  (13,056) $  (18,234) $ (16,278) $  (7,339) $  (6,271)
                          ==========  ==========  =========  =========  =========
Basic and diluted net
 loss per common
 share(2)...............  $    (0.74) $    (1.81) $   (3.49) $   (1.60) $   (1.43)
Shares used in computing
 basic and diluted net
 loss per common share..  17,705,757  10,081,183  4,668,404  4,594,113  4,392,778

                                             December 31,
                          -------------------------------------------------------
                             2000        1999       1998       1997       1996
                          ----------  ----------  ---------  ---------  ---------
                                            (In thousands)
Consolidated Balance
 Sheet Data(1):
  Cash and cash
   equivalents..........    $ 10,502    $ 17,602    $ 7,708    $ 3,900    $ 2,439
  Short-term
   investments..........      29,457      37,055      2,833        610        300
  Working capital.......      34,398      44,538      4,981      1,337      2,687
  Total assets..........      56,938      67,406     21,574      9,800      7,006
  Total current
   liabilities..........      17,091      19,591     13,141      6,815      2,600
  Long-term debt, net of
   current portion......         --           60      1,265        551        798
  Redeemable convertible
   preferred stock......         --        9,054     31,523     10,399      8,128
  Shareholders' equity
   (deficit)............      39,847      38,701    (24,355)    (7,966)    (4,520)

--------
(1)  Reflects restatement for pooling-of-interests business combination. See
     Note 13 of Notes to Consolidated Financial Statements.
(2) For further discussion of loss per share see Note 1 of Notes to Consolidated Financial Statements.

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

Overview

   Primus Knowledge Solutions, Inc. is a leading provider of knowledge-enabling software that empowers customer relationship management (CRM) implementations and drives customer satisfaction for Global 2000 companies. Primus software is designed to give customers fast access to the information they need--via self- and assisted service--and to enable businesses to share valuable customer and product knowledge across the enterprise. Primus(R) software products can be implemented as a suite or as individual products, depending on the company's preference and/or immediate need.

   To compete in today's business environment, companies must maximize their relationships with their existing customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement CRM initiatives and software. CRM software is designed to enable companies to interact with their customers using both traditional and eBusiness communication channels--including the phone, web, email, chat, and voice over IP (VOIP)--and to manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

   On December 12, 1999, the Company entered into an Agreement and Plan of Merger with a California corporation, Imparto Software Corporation (Imparto), a privately held software company and developer of emarketing software. In connection with the transaction, we issued 913,788 shares of our common stock in exchange for all outstanding shares of preferred stock, preferred stock warrants, and common stock of Imparto, and we converted all outstanding options to purchase Imparto common stock into options to purchase up to 86,212 shares of Primus common stock. The transaction was accounted for as a pooling of interests. The consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Imparto. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity.

   On January 21, 2000, pursuant to an Agreement and Plan of Merger, dated January 8, 2000, the Company acquired ownership of 2order.com, Inc. (2order), a privately held software company, which developed and marketed software that acts as a personal sales assistant, helping buyers define requirements and configure custom solutions. 2order was incorporated in Georgia in 1991 under the name Business Systems Design, Inc. As a result of the merger, we issued 1,506,126 shares of our common stock, $.025 par value per share, in exchange for all issued and outstanding capital stock and assumed all outstanding options and warrants of 2order, which represents, on a converted basis, 150,378 shares of our common stock. The transaction was accounted for as a pooling of interests business combination, and accordingly, the consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of 2order. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity.

   We have recognized software license revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement have been delivered. The AICPA subsequently issued its Statement of Position 98-9, which provides certain amendments to its Statement of Position 97-2 and is effective for transactions entered into beginning January 1, 2000. The implementation of this latest AICPA pronouncement did not materially impact our revenue recognition practices. In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption SAB 101 did not have a material effect on revenue recognition or the Company's results of operations.

   Our revenue consists of software license revenue and related client services revenue. For the foreseeable future, we expect substantially all of our revenue will be derived from our knowledge-enabling software and related services. We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe. In Japan, Primus KK, a Japanese joint venture in which we hold a 19.6% minority interest, distributes our products. The rights granted Primus KK expire December 31, 2002, and are subject to meeting certain performance obligations. Our international sales constituted 20% of our 2000 revenue, 16% of our 1999 revenue and 12% of our 1998 revenue. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future.

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

   We currently recognize license revenue over the core implementation period if implementation services are included in the original license arrangement and are considered to be essential to the functionality of the software. As a result, even where we have a signed license agreement for the purchase of our software and have shipped the software, license revenue recognition depends on whether we have begun core implementation. For license agreements under which we have no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, we recognize revenue upon shipping the software. Examples of situations under which we have no implementation responsibility include additional license sales to existing customers or customers who elect to use internal or third party resources to implement the software.

   For new customers, we generally enter into services agreements to implement our software. Most of our new customers typically begin implementation within 30 days of signing a license agreement. Once commenced, implementation of our products can typically be completed within 30 days. Although both implementation and deployment can vary significantly by customer. We can not, however, guarantee that customers will begin implementation or that we will always be able to implement our software within those time periods. Thus, all of our deferred license revenue may not be recognized within the originally expected time period.

   To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred quarterly net losses since inception, and as of December 31, 2000, had an accumulated deficit of approximately $67.4 million. We anticipate that our operating expenses will continue to increase substantially for the foreseeable future as we continue to expand our product development, sales and marketing and client-services staff.

Results of Operations

   The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in our Consolidated Statements of Operations.

                                                             Fiscal Year
                                                            Ended December
                                                                 31,
                                                            ------------------
                                                            2000   1999   1998
                                                            ----   ----   ----
                                                                (As a
                                                            percentage of
                                                            total revenue)
Revenue:
  License..................................................  70%    69%     64%
  Services.................................................  30     31      36
                                                            ---    ---    ----
    Total revenue.......................................... 100    100     100
                                                            ---    ---    ----
Cost of revenue:
  License..................................................   2      4       4
  Services.................................................  21     24      34
                                                            ---    ---    ----
    Total cost of revenue..................................  23     28      38
                                                            ---    ---    ----
    Gross profit...........................................  77     72      62
                                                            ---    ---    ----
Operating expenses:
  Sales and marketing......................................  58     70     103
  Research and development.................................  31     37      49
  General and administrative...............................  20     24      37
  Merger related costs.....................................   1      6      --
                                                            ---    ---    ----
    Total operating expenses............................... 110    137     189
                                                            ---    ---    ----
    Loss from operations................................... (33)   (65)   (127)
Other income, net..........................................   6      4      (1)
                                                            ---    ---    ----
    Loss before income taxes............................... (27)   (61)   (128)
Income tax expense (benefit)...............................   1      1      (1)
                                                            ---    ---    ----
    Net loss............................................... (28)%  (62)%  (127)%
                                                            ===    ===    ====

Revenue

   We derive our revenue from the sale of software licenses and related services including support and maintenance contracts. Revenue was $47.7 million, $27.3 million, and $12.2 million in 2000, 1999 and 1998, respectively, representing increases of $20.4 million, or 74%, from 1999 to 2000 and $15.1 million, or 124%, from 1998 to 1999. During 2000 and 1999, no single customer accounted for 10% or more of total revenue. During 1998, one customer's purchases represented 11% of total revenue.

   License Revenue. License revenue was $33.2 million, $18.8 million and $7.8 million in 2000, 1999 and 1998, respectively. The increase was due to acceptance of our knowledge-enabling software in the marketplace, increased international sales and a growing sales force organization. License revenue as a percentage of total revenue was 70%, 69% and 64% in 2000, 1999 and 1998, respectively. The increase in international license revenue was $4.0 million from 1999 to 2000 and $2.0 million from 1998 to 1999. This increase was due primarily to the increased size and productivity of our sales force and increased international sales through our United Kingdom sales office and our Japanese distributor.

   Services Revenue. Services revenue was $14.5 million, $8.5 million and $4.4 million in 2000, 1999 and 1998, respectively. Maintenance and support contract revenue increased $5.3 million from 1999 to 2000 and consulting fees increased $700,000 over the same period. The increase in services revenue from 1998 to 1999 was a result of a $2.6 million increase in maintenance and support contract revenue and $1.4 million in consulting revenue. The increase in both types of services revenue was due primarily to an increase in the number of customers and product license sales, which generally include or lead to contracts to perform professional services and purchases of software maintenance and support service contracts.

   Services revenue represented 30%, 31% and 36% of our total revenue in 2000, 1999 and 1998, respectively. Services revenue as a percentage of total revenue is declining primarily due to license revenue growing at a faster pace than services revenue. The decline is primarily due to the shortening of the implementation period for our software. We expect the proportion of services revenue to total revenue to fluctuate in the future, depending in part on our customers' use of third-party consulting and implementation services providers.

Cost of Revenue

   Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to media and duplication of our products and manuals. Cost of license revenue was $1.1 million in both 2000 and 1999, and $508,000 in 1998. The cost of license revenue remained flat from 1999 to 2000 and increased $604,000, or 119%, from 1998 to 1999. Cost of license revenue as a percentage of license revenue was 3%, 6% and 7% in 2000, 1999 and 1998, respectively. We anticipate that our cost of license revenue will increase in absolute dollars and be relatively flat as a percent of license revenue. License revenue as a percentage of sales has varied in the past due to increases in the volume of software product sales and the type of royalty agreements in place at the time.

   Cost of Services Revenue. Cost of services revenue includes personnel and other costs related to professional services and customer support. Cost of services revenue was $9.8 million, $6.6 million and $4.1 million in 2000, 1999 and 1998, respectively. Cost of services revenue increased $3.2 million, or 48%, from 1999 to 2000 and $2.5 million, or 60%, from 1998 to 1999. The increases in cost of services revenue for the comparable years was primarily a result of the corresponding increase in services revenue along with the related costs from increased hiring and training within the consulting organization. Professional services and customer support personnel increased significantly each year. Cost of services revenue as a percentage of services revenue was 68%, 77% and 93% in 2000, 1999 and 1998, respectively. The decrease in cost of services revenue as a percentage of services revenue from 1998 and 1999 to 2000 was primarily due to higher utilization of consulting-services personnel and growth of maintenance revenue.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with sales and marketing programs, such as advertising, trade shows, public relations and new product launches. Sales and marketing expenses were $27.7 million, $19.2 million and $12.5 million in 2000, 1999 and 1998, respectively. Sales and marketing expenses increased $8.5 million, or 44%, from 1999 to 2000 and $6.6 million, or 53%, from 1998 to 1999. The increases in each year from 1998 to 2000 are primarily due to the significant growth in the number of our sales and marketing personnel, increased marketing efforts and an increase in commissions paid as a result of revenue growth. Sales and marketing expenses as a percentage of total revenue was 58%, 70% and 103% in 2000, 1999 and 1998, respectively. The decrease in sales and marketing expense as a percentage of revenues for each year from 1998 to 2000 is reflective of total revenues increasing at a much faster pace than variable sales and marketing expenses. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future. We expect that sales and marketing expenses as an absolute dollar amount will increase in future periods.

   Research and Development. Research and development expenses consist primarily of salaries, benefits and contractors fees for software developers, program managers and quality assurance personnel. Research and development expenses were $14.7 million, $10.2 million and $6.0 million in 2000, 1999 and 1998, respectively. Research and development expenses increased $4.5 million, or 44%, from 1999 to 2000 and $4.2 million, or 71%, from 1998 to 1999. The increase for each year from 1998 to 2000 was primarily due to increased staffing of software developers and quality-assurance staff (both employees and contractors) to support development of our new products and enhancements to our existing products, and an increase in compensation levels for development and quality-assurance personnel. Research and development expenses as a percentage of total revenue were 31%, 37% and 49% for 2000, 1999 and 1998, respectively. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge-enabling software and to develop additional applications. Accordingly, we anticipate that we will continue to invest significantly in product research and development for the foreseeable future. We expect that research and development expenses as an absolute dollar amount will increase in future periods.

   In the development of our new products and enhancements of existing products, the technological feasibility of our software is not established until substantially all product development is complete. Accordingly, software development costs eligible for capitalization were insignificant, and all costs related to internal research and development have been expensed as incurred.

   General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, administrative and information services personnel and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-services fees. General and administrative expenses were $9.4 million, $6.7 million and $4.5 million in 2000, 1999 and 1998, respectively. General and administrative expenses increased $2.7 million, or 41%, from 1999 to 2000 and $2.1 million, or 47%, from 1998 to 1999. The increase in general and administrative expenses in 2000 from 1999 was primarily the result of us incurring costs associated with being a public company for the entire year, transition and severance costs related to our acquisitions and an increase in our provision for doubtful accounts. The increase in general and administrative expenses in 1999 from 1998 was primarily the result of our hiring additional executive, finance, and administrative personnel to support the growth of our business during this period as well as an increase in legal and professional fees associated with becoming a public company. The increase in expense also reflects an increase in our provision for doubtful accounts. General and administrative expenses as a percentage of total revenue were 20%, 24% and 37% in 2000, 1999 and 1998, respectively. The decrease of general and administrative expense as a percentage of total revenue for the years 1998 through 2000 is directly attributable to revenue growing at a much faster pace than general and administrative expenses. We believe that our general and administrative expenses will fluctuate as an absolute dollar amount in future periods.

   Merger Related Costs. Merger related costs were approximately $505,000 and $1.5 million in 2000 and 1999, respectively, which represented 1% and 6% of net sales in 2000 and 1999, respectively. These costs were recorded in connection with the January 2000 2order merger and the December 1999 Imparto merger, both of which were accounted for under the pooling of interests method of accounting.

   Other Income, Net. Other income (expense) was $2.6 million, $1.1 million, and $(52,000) in 2000, 1999 and 1998, respectively. The variances from period to period are due to fluctuations in the average combined cash and cash equivalents and short-term investment balances. The Company expects to continue to yield investment income on its average balance of combined cash and cash equivalents and short-term and long-term investments at an average rate comparable to that experienced in 2000.

   Income Taxes. We have not recorded income tax benefits related to the net operating losses in 2000, 1999 and 1998 as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded in 2000 and 1999 primarily relates to our foreign operations. The tax benefit recorded in 1998 primarily relates to a tax benefit from the separate results of Imparto, net of tax expense from our foreign operations.

   Net operating loss carryforwards at December 31, 2000 for federal and state income tax reporting purposes were $82.5 million, $200,000 of which will begin to expire in 2001 if not utilized and $18.7 million is related to deductions for the exercise of non-qualified stock options. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including significant change in ownership interests.

Quarterly Results of Operations

   The following table presents our unaudited quarterly results of operations for 2000 and 1999. You should read the following table in conjunction with our consolidated financial statements and the notes related thereto. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from our quarterly results of operations.

                                                      Three Months Ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,  March 31,
                            2000      2000      2000      2000      1999      1999      1999      1999
                          --------  --------- --------  --------- --------  --------- --------  ---------
                                                        (In thousands)
Consolidated Statement of Operations Data:
Revenue:
 License................  $ 9,864    $ 6,254  $ 9,909    $ 7,180  $ 6,392    $ 4,447  $ 4,671    $ 3,259
 Services...............    4,152      3,880    3,152      3,278    2,890      2,496    1,844      1,319
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total revenue..........   14,016     10,134   13,061     10,458    9,282      6,943    6,515      4,578
                          -------    -------  -------    -------  -------    -------  -------    -------
Cost of revenue:
 License................      219        212      330        323      396        241      315        160
 Services...............    2,347      2,414    2,439      2,608    2,119      1,638    1,521      1,335
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total cost of revenue..    2,566      2,626    2,769      2,931    2,515      1,879    1,836      1,495
                          -------    -------  -------    -------  -------    -------  -------    -------
 Gross profit...........   11,450      7,508   10,292      7,527    6,767      5,064    4,679      3,083

Operating expenses:
 Sales and marketing....    7,541      6,350    6,936      6,826    5,383      5,309    4,760      3,728
 Research and
  development...........    3,237      3,704    3,717      4,011    3,488      2,517    2,107      2,065
 General and
  administrative........    2,525      1,862    2,714      2,300    2,507      1,568    1,262      1,320
 Merger related costs...      --         --       --         505    1,520        --       --         --
                          -------    -------  -------    -------  -------    -------  -------    -------
 Total operating
  expenses..............   13,303     11,916   13,367     13,642   12,898      9,394    8,129      7,113
                          -------    -------  -------    -------  -------    -------  -------    -------
Loss from operations....   (1,853)    (4,408)  (3,075)    (6,115)  (6,131)    (4,330)  (3,450)    (4,030)
Other income, net.......      616        674      710        655      557        505        4         27
                          -------    -------  -------    -------  -------    -------  -------    -------
Loss before income
 taxes..................   (1,237)    (3,734)  (2,365)    (5,460)  (5,574)    (3,825)  (3,446)    (4,003)
                          -------    -------  -------    -------  -------    -------  -------    -------
Income tax expense......       96         39       50         32       40         27      173         27
                          -------    -------  -------    -------  -------    -------  -------    -------
 Net loss...............  $(1,333)   $(3,773) $(2,415)   $(5,492) $(5,614)   $(3,852) $(3,619)   $(4,030)
                          =======    =======  =======    =======  =======    =======  =======    =======

   The following table sets forth unaudited quarterly results of operations as a percentage of revenue for 2000 and 1999.

                                                      Three Months Ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,  March 31,
                            2000      2000      2000      2000      1999      1999      1999      1999
                          --------  --------- --------  --------- --------  --------- --------  ---------
                                                        (In thousands)
Consolidated Statement of Operations Data:
Revenue:
 License................    70.4%      61.7%    75.9%      68.7%    68.9%      64.1%    71.7%      71.2%
 Services...............    29.6       38.3     24.1       31.3     31.1       35.9     28.3       28.8
                           -----      -----    -----      -----    -----      -----    -----      -----
 Total revenue..........   100.0      100.0    100.0      100.0    100.0      100.0    100.0      100.0
                           -----      -----    -----      -----    -----      -----    -----      -----
Cost of revenue:
 License................     1.6        2.1      2.5        3.1      4.3        3.5      4.8        3.5
 Services...............    16.7       23.8     18.7       24.9     22.8       23.6     23.4       29.2
                           -----      -----    -----      -----    -----      -----    -----      -----
 Total cost of revenue..    18.3       25.9     21.2       28.0     27.1       27.1     28.2       32.7
                           -----      -----    -----      -----    -----      -----    -----      -----
 Gross profit...........    81.7       74.1     78.8       72.0     72.9       72.9     71.8       67.3

Operating expenses:
 Sales and marketing....    53.8       62.7     53.1       65.3     58.0       76.5     73.1       81.4
 Research and
  development...........    23.1       36.6     28.5       38.4     37.6       36.3     32.3       45.1
 General and
  administrative........    18.0       18.4     20.8       22.0     27.0       22.6     19.4       28.8
 Merger related costs...     --         --       --         4.8     16.4        --       --         --
                           -----      -----    -----      -----    -----      -----    -----      -----
 Total operating
  expenses..............    94.9      117.7    102.4      130.5    139.0      135.4    124.8      155.3
                           -----      -----    -----      -----    -----      -----    -----      -----
Loss from operations....   (13.2)     (43.6)   (23.6)     (58.5)   (66.1)     (62.5)   (53.0)     (88.0)
Other income, net.......     4.4        6.7      5.4        6.2      6.0        7.3      0.1        0.6
                           -----      -----    -----      -----    -----      -----    -----      -----
Loss before income
 taxes..................    (8.8)     (36.9)   (18.2)     (52.3)   (60.1)     (55.2)   (52.9)     (87.4)
Income tax expense......     0.7        0.3      0.4        0.3      0.4        0.3      2.6        0.6
                           -----      -----    -----      -----    -----      -----    -----      -----
 Net loss...............    (9.5)%    (37.2)%  (18.6)%    (52.6)%  (60.5)%    (55.5)%  (55.5)%    (88.0)%
                           =====      =====    =====      =====    =====      =====    =====      =====

   The trends discussed above in the annual comparisons of operating results generally apply to the comparison of operating results for the four quarters in the 12-month period ended December 31, 2000 and 1999. The first quarter of 2000 and the fourth quarter of 1999 also included costs related to the merger with 2order and Imparto. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

Liquidity and Capital Resources

   Prior to our initial public offering, we had primarily financed our operations through the private sale of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. In July 1999, we completed our initial public offering and issued 4,622,500 shares of common stock at an initial public offering price of $11.00 per share. We received approximately $46.2 million in cash, net of underwriting discounts, commissions, and other offering costs.

   As of December 31, 2000, we had cash and cash equivalents of $10.5 million and available-for-sale securities of $29.5 million, representing a decrease of $14.7 million from cash and investments held as of December 31, 1999. As of December 31, 2000, our working capital was $34.4 million compared to $44.5 million at December 31, 1999.

   Our operating activities resulted in net cash outflows of $15.1 million and $10.8 million in 2000 and 1999, respectively. The increase in operating cash outflows from 1999 to 2000 was due primarily to a decrease in deferred revenue and accounts receivable offset by an increase in accounts payable and accrued liabilities.

   Investing activities provided cash of $3.6 million in 2000 and used cash of $36.1 million in 1999. Investing activities provided cash in 2000 primarily from the maturity of short term securities. Cash used in investing activities in 2000 was primarily for the purchase of short-term securities and the purchase of capital equipment to meet our domestic and international expansion requirements. Cash used in investing activities in 1999 was primarily for the purchase of short-term securities following our initial public offering and the purchase of capital equipment.

   Financing activities provided cash of $4.4 million and $56.8 million in 2000 and 1999, respectively. In 2000, cash provided by financing activities primarily represented the proceeds from issuance of our common stock upon the exercise of employee stock options. In 1999 cash provided by financing activities was primarily due to the proceeds from our initial public offering in July, offset in part by payments on our credit facility and capital lease obligations.

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

  .  increase sales and marketing activities

  .  develop new distribution channels

  .  improve our operational and financial systems

  .  broaden our professional services capabilities

   Such operating expenses will consume a material amount of our cash resources, including a portion of the net proceeds from our initial public offering. We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our current shareholders' ownership interest in the Company.

Recently Issued Accounting Pronouncements

   The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have a material impact on our consolidated financial statements.

   In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". The most recent update delayed the effective date of SAB 101 to the fourth quarter for fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We adopted the provisions of SAB 101 in the fourth quarter of 2000 and the implementation of these provisions did not have a material impact on our consolidated financial statements.

   In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of APB Opinion 25, Accounting for Stock Issued to Employees, for issues, among others, regarding; (a) the definition of employees, (b) defining non-compensatory plans, (c) modifications to previously fixed stock option awards, and (d) accounting for an exchange of stock compensation awards in a business combination. We adopted Interpretation No. 44 in the third quarter of 2000 and it did not have a material impact on our consolidated financial statements.

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

   In 2000, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. At December 31, 2000, our investment portfolio included approximately $3.8 million in variable rate investments, all of which are due in 2001. Fixed rate investments at December 31, 2000 of approximately $25.7 million had a weighted average interest rate of 6.57% and are due in 2001. We believe that the impact on the fair market value of our securities and our earnings in 2001 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

   Foreign Currency Risk. We develop products in the United States and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in

U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. The Company has a foreign subsidiary whose expenses are incurred in its local currency. As exchange rates vary, its expenses, when translated, may vary from expectations and adversely impact overall expected profitability.

   Our operating results have not been significantly affected by exchange rate fluctuations in 2000. If, in 2001, the US dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiary, our operating results would likely not be significantly effected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, of this Form 10-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the 2001 Annual Meeting of Shareholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

  1.  Report of KPMG LLP dated February 2, 2001 (See Page F-2 hereof).

  2. Consolidated Balance Sheets as of December 31, 2000 and 1999. (See Page F-3 hereof).

  3. Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 (See Page F-4 hereof).

  4. Consolidated Statements of Shareholders' Equity and Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998. (See Page F-5 hereof).

  5. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998. (See Page F-6 hereof).

  6. Notes to Consolidated Financial Statements. (See pages F-7 through F-20 hereof).

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

  (a)(3) Exhibits

   (a) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated December 12, 1999, among the registrant, San Antonio Acquisition, Inc. and Imparto Software
         Corporation.(3)

  2.2 Agreement and Plan of Merger dated as of January 8, 2000 by and among the registrant, Austin Acquisition, Inc. and 2 order.com, Inc.(4)

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

  4.2    Third Amendment to Registration Rights Agreement, dated December 12,
         1999 by and among the registrant, Trans Cosmos USA Inc., Trans Cosmos
         Inc., Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI
         Affiliates Fund, L.P. and Norwest Equity Partners, V.(2)

  4.3 Registration Rights Agreement, dated January 21, 2000, by and among the registrant and the Investors listed on Schedule A thereto.(2)

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

 10.8 Form of Change of Control Agreement entered into by the registrant, Michael A. Brochu, Ronald Stevens, Kim M. Nelson, Patricia L. Cox,
         Kristopher Klein, David Williamson, Jacek Sadkowski and Diana K.
         Wong.(1)

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

 10.10 Non-Employee Director Stock Option Plan, as adopted by registrant's board of directors on November 1, 1994.(1)

 10.11   1995 Stock Incentive Compensation Plan, as amended and restated on
         March 12, 1996 and amended on February 10, 1998.(1)

 10.12   1999 Stock Incentive Compensation Plan.(1)

 10.13   1999 Employee Stock Purchase Plan.(1)

 10.14 Office Lease Agreement, dated July 25, 1995, by and between the registrant and Westlake Center Associates Limited Partnership.(1)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.15   Lease Amendment 1, dated February 1, 1999, by and between the registrant and Westlake Center Associates Limited Partnership.(1)

 10.16 Services Agreement, dated February 13, 1998, by and between the registrant and Encompass Globalization, Inc.(1)

 10.17 Amended and Restated Software Marketing and Distribution Agreement, dated March 31, 2000, by and between registrant and Primus Knowledge
         Solutions KK.(1)

 10.18 Lease Amendment II, dated February 11, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.(3)

 10.19 Lease Amendment III, dated May 31, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.(4)

 10.20 Second Amendment to Joint Venture Agreement, dated July 24, 2000, by and between the registrant and Trans Cosmos, Inc.(5)

 21.1    Subsidiaries of the registrant.

 23.1    Consent of KPMG LLP.

--------
(1) Incorporated by reference herein to the Registration Statement of Form S- 1 and all amendments thereto filed with the Securities and Exchange Commission on April 30, 1999 (Registration No. 333-77477).

(2) Incorporated by reference herein to the Form 10-K filed with the Securities and Exchange Commission on March 23, 2000.

(3) Incorporated by reference herein to the Form 10-Q filed with the Securities and Exchange Commission on May 11, 2000.

(4) Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(5) Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Primus Knowledge Solutions, Inc.

                                                 /s/ Michael A. Brochu
                                          By: ---------------------------------
                                                     Michael A. Brochu
                                                 President, Chief Executive
                                             Officer and Chairman of the Board

                                                       March 26, 2001
                                                      ----------------
                                                            Date

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                    Title                             Date
              ---------                                    -----                             ----

       /s/ Michael A. Brochu                     President, Chief Executive             March 26, 2001
--------------------------------------            Officer and Chairman of             -------------------
          Michael A. Brochu                       the Board (Principal                       Date
                                                  Executive Officer)

       /s/ Ronald M. Stevens                     Vice President, Chief                  March 26, 2001
--------------------------------------            Financial Officer and               -------------------
          Ronald M. Stevens                       Treasurer (Principal                       Date
                                                  Financial and Accounting
                                                  Officer)

        /s/ John G. Connors                      Director                               March 26, 2001
--------------------------------------                                                -------------------
           John G. Connors                                                                   Date

       /s/ Antonio M. Audino                     Director                               March 26, 2001
--------------------------------------                                                -------------------
          Antonio M. Audino                                                                  Date

          /s/ Promod Haque                       Director                               March 26, 2001
--------------------------------------                                                -------------------
             Promod Haque                                                                    Date

       /s/ Fredric W. Harman                     Director                               March 26, 2001
--------------------------------------                                                -------------------
          Fredric W. Harman                                                                  Date

        /s/ Yasuki Matsumoto                     Director                               March 26, 2001
--------------------------------------                                                -------------------
           Yasuki Matsumoto                                                                  Date

        /s/ Janice C. Peters                     Director                               March 26, 2001
--------------------------------------                                                -------------------
           Janice C. Peters                                                                  Date

                        PRIMUS KNOWLEDGE SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999..............  F-3

Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999 and 1998......................................................  F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Loss for
 the Years Ended December 31, 2000, 1999 and 1998.........................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998......................................................  F-6

Notes to Consolidated Financial Statements................................  F-7

Schedule II Valuation and Qualifying Accounts.............................  S-1

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Primus Knowledge Solutions, Inc.:

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

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primus Knowledge Solutions, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Seattle, Washington
February 2, 2001

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (in thousands,
                                                              except share
                                                                amounts)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents, including restricted cash of
   $0 and $403 at December 31, 2000 and 1999,
   respectively............................................ $ 10,502  $ 17,602
  Short-term investments...................................   29,457    37,055
  Accounts receivable, net of allowance for doubtful
   accounts
   of $950 and $823 at December 31, 2000 and 1999
   respectively............................................   10,745     8,479
  Prepaid expenses and other current assets................      785       993
                                                            --------  --------
    Total current assets...................................   51,489    64,129
                                                            --------  --------
Property and equipment, net................................    5,090     2,853
  Other assets.............................................      359       424
                                                            --------  --------
    Total assets........................................... $ 56,938  $ 67,406
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $  4,071  $  1,415
  Accrued and other liabilities............................    2,224     4,190
  Compensation-related accruals............................    3,245     3,249
  Current portion of long-term debt........................      --        319
  Deferred revenue, including related-party amounts of $401
   and $1,516 at December 31, 2000 and 1999, respectively..    7,551    10,418
                                                            --------  --------
    Total current liabilities..............................   17,091    19,591
                                                            --------  --------
Long-term debt, net of current portion.....................      --         60
Redeemable convertible preferred stock issued and
 outstanding
 no shares and 916,731 shares at December 31, 2000 and
 1999,
 respectively..............................................      --      9,054
Commitments and contingencies:
Shareholders' equity:
  Common stock, $.025 par value; authorized 50,000,000
   shares; issued and outstanding 18,045,376 and 16,180,886
   shares at December 31, 2000 and 1999, respectively......      452       404
  Additional paid-in capital...............................  106,876    92,891
  Deferred stock-based compensation........................      (54)     (114)
  Accumulated other comprehensive loss.....................      (44)     (110)
  Accumulated deficit......................................  (67,383)  (54,370)
                                                            --------  --------
    Total shareholders' equity.............................   39,847    38,701
                                                            --------  --------
    Total liabilities and shareholders' equity............. $ 56,938  $ 67,406
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                             ---------------------------------
                                                2000        1999       1998
                                             ----------  ----------  ---------
                                               (In thousands, except share
                                                 and per share amounts)
Revenue:
  License, including amounts from related
   parties of $ 2,609, $1,353 and $575 in
   2000, 1999 and 1998, respectively........ $   33,207  $   18,769  $   7,784
  Services..................................     14,462       8,549      4,435
                                             ----------  ----------  ---------
    Total revenue...........................     47,669      27,318     12,219
                                             ----------  ----------  ---------
Cost of revenue:
  License...................................      1,084       1,112        508
  Services..................................      9,808       6,613      4,145
                                             ----------  ----------  ---------
    Total cost of revenue...................     10,892       7,725      4,653
                                             ----------  ----------  ---------
Gross profit................................     36,777      19,593      7,566
                                             ----------  ----------  ---------
Operating expenses:
  Sales and marketing.......................     27,653      19,180     12,537
  Research and development..................     14,669      10,177      5,957
  General and administrative................      9,401       6,657      4,518
  Merger related costs......................        505       1,520        --
                                             ----------  ----------  ---------
    Total operating expenses................     52,228      37,534     23,012
                                             ----------  ----------  ---------
    Loss from operations....................    (15,451)    (17,941)   (15,446)
Interest income.............................      2,714       1,533        226
Other expense, net..........................        (59)       (440)      (278)
                                             ----------  ----------  ---------
    Loss before income taxes................    (12,796)    (16,848)   (15,498)
Income tax expense (benefit)................        217         267        (57)
                                             ----------  ----------  ---------
    Net loss................................    (13,013)    (17,115)   (15,441)
Preferred stock accretion...................        (43)     (1,119)      (837)
                                             ----------  ----------  ---------
    Net loss available to common
     shareholders........................... $  (13,056) $  (18,234) $ (16,278)
                                             ==========  ==========  =========
Basic and diluted net loss per common
 share...................................... $    (0.74) $    (1.81) $   (3.49)
                                             ==========  ==========  =========
Shares used in computing basic and diluted
 net
 loss per common share...................... 17,705,757  10,081,183  4,668,404
                                             ==========  ==========  =========

          See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                        Convertible                                                     Accumulated
                      preferred stock        Common stock      Additional   Deferred       other                     Total
                     ------------------- ---------------------  paid-in   stock-based  comprehensive Accumulated shareholders'
                      Shares   Par value   Shares    Par value  capital   compensation     loss        deficit      equity
                     --------  --------- ----------  --------- ---------- ------------ ------------- ----------- -------------
                                                      (In thousands, except share amounts)
Balance at December
 31, 1997..........   528,391    $  1     4,604,994    $115     $ 10,210      $--          $--        $(21,814)    $(11,488)
Exercise of stock
 options and
 warrants..........       --      --        469,292      12          822       --           --             --           834
Stock options and
 warrants issued in
 exchange for
 services..........       --      --            --      --            36       --           --             --            36
Repurchase of
 common stock......       --      --        (78,889)     (2)        (471)      --           --             --          (473)
Sale of Imparto
 convertible
 preferred stock,
 net...............   234,802     --            --      --         3,015       --           --             --         3,015
Redeemable
 convertible
 preferred stock
 accretion.........       --      --            --      --          (837)      --           --             --          (837)
Comprehensive loss:
 Foreign currency
  translation
  loss.............       --      --            --      --           --        --            (1)           --           --
 Net loss..........       --      --            --      --           --        --           --         (15,441)         --
                                                                                           ----       --------
   Total
    comprehensive
    loss...........       --      --            --      --           --        --            (1)       (15,441)     (15,442)
                     --------    ----    ----------    ----     --------      ----         ----       --------     --------
Balance at December
 31, 1998..........   763,193       1     4,995,397     125       12,775       --            (1)       (37,255)     (24,355)
Exercise of stock
 options and
 warrants..........       --      --        715,681      18        2,107       --           --             --         2,125
Stock options and
 warrants issued in
 exchange for
 services..........       --      --         19,700     --           672       --           --             --           672
Repurchase of
 common stock......       --      --        (14,099)    --          (104)      --           --             --          (104)
Sale of common
 stock in initial
 public offering,
 net of offering
 costs.............       --      --      4,622,500     116       46,105       --           --             --        46,221
Conversion of
 redeemable
 convertible
 preferred stock
 into common
 stock.............       --      --      4,799,992     120       23,468       --           --             --        23,588
Conversion of
 convertible
 preferred stock
 into common
 stock.............  (500,000)     (1)      166,666       4           (3)      --           --             --           --
Sale of common
 stock, net........       --      --        129,972       3        1,239       --           --             --         1,242
Sale of Imparto
 convertible
 preferred stock,
 net...............   481,884     --            --      --         7,584       --           --             --         7,584
Conversion of
 Imparto
 convertible
 preferred stock...  (745,077)    --        745,077      18          (18)      --           --             --           --
Deferred stock-
 based
 compensation......       --      --            --      --           185      (114)         --             --            71
Redeemable
 convertible
 preferred stock
 accretion.........       --      --            --      --        (1,119)      --           --             --        (1,119)
Comprehensive loss:
 Foreign currency
  translation
  loss.............       --      --            --      --           --        --            (4)           --           --
 Unrealized loss on
  short-term
  investments......       --      --            --      --           --        --          (105)           --           --
 Net loss..........       --      --            --      --           --        --           --         (17,115)         --
                                                                                           ----       --------
   Total
    comprehensive
    loss...........       --      --            --      --           --        --          (109)       (17,115)     (17,224)
                     --------    ----    ----------    ----     --------      ----         ----       --------     --------
Balance at December
 31, 1999..........       --      --     16,180,886     404       92,891      (114)        (110)       (54,370)      38,701
Exercise of stock
 options and
 warrants..........       --      --        871,211      23        3,930       --           --             --         3,953
Stock options and
 warrants issued in
 exchange for
 services..........       --      --            --      --           178       --           --             --           178
Stock issued for
 employee stock
 purchase plan.....       --      --         76,361       2          846       --           --             --           848
Redeemable
 convertible
 preferred stock
 accretion.........       --      --            --      --           (43)      --           --             --           (43)
Conversion of
 2order redeemable
 convertible
 preferred stock
 into common
 stock.............       --      --        916,918      23        9,074       --           --             --         9,097
Deferred stock-
 based
 compensation......       --      --            --      --           --         60          --             --            60
Comprehensive loss:
 Foreign currency
  translation
  loss.............       --      --            --      --           --        --           (24)           --           --
 Unrealized gain on
  short-term
  investments......       --      --            --      --           --        --            90            --           --
 Net loss..........       --      --            --      --           --        --           --         (13,013)         --
                                                                                           ----       --------
   Total
    comprehensive
    loss...........       --      --            --      --           --        --            66        (13,013)     (12,947)
                     --------    ----    ----------    ----     --------      ----         ----       --------     --------
Balance at December
 31, 2000..........       --     $--     18,045,376    $452     $106,876      $(54)        $(44)      $(67,383)    $ 39,847
                     ========    ====    ==========    ====     ========      ====         ====       ========     ========

          See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................ $(13,013) $(17,115) $(15,441)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Stock-based compensation......................      238       956        36
   Depreciation and amortization.................    1,826     1,452       797
 Changes in assets and liabilities:
   Accounts receivable...........................   (2,266)   (2,028)   (3,143)
   Prepaid expenses and other current assets.....      208      (463)     (196)
   Other assets..................................       65      (112)     (260)
   Accounts payable and accrued liabilities......      690     2,560     1,735
   Compensation-related accruals.................       (4)    1,480       844
   Deferred revenue..............................   (2,867)    2,465     4,021
                                                  --------  --------  --------
     Net cash used in operating activities.......  (15,123)  (10,805)  (11,607)
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments.............  (20,757)  (39,576)   (2,833)
 Maturities of short-term investments............   28,445     5,249       610
 Purchases of property and equipment.............   (4,063)   (1,765)   (1,737)
                                                  --------  --------  --------
     Net cash provided by (used in) investing
      activities.................................    3,625   (36,092)   (3,960)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt........      --      1,157     1,872
 Repayments of long-term debt....................     (379)   (2,545)   (1,023)
 Proceeds from (repayments of) line of credit....      --        (85)     (415)
 Proceeds from issuance of common stock, net.....      --     47,463       --
 Proceeds from issuance of Imparto convertible
  preferred stock, net...........................      --      7,584     3,015
 Proceeds from issuance of 2order redeemable
  convertible preferred stock, net...............      --      1,200     3,353
 Proceeds from issuance of redeemable preferred
  stock, net.....................................      --        --     12,213
 Repurchase of common stock......................      --       (104)     (473)
 Proceeds from exercise of stock options and
  warrants and purchases of common stock under
  the employee stock purchase plan...............    4,801     2,125       834
                                                  --------  --------  --------
     Net cash provided by financing activities...    4,422    56,795    19,376
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........      (24)       (4)       (1)
                                                  --------  --------  --------
     Net (decrease) increase in cash and cash
      equivalents................................   (7,100)    9,894     3,808
Cash and cash equivalents at beginning of year...   17,602     7,708     3,900
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 10,502  $ 17,602  $  7,708
                                                  ========  ========  ========
Supplemental disclosure of cash flow
 information--cash paid during the year for
 interest........................................ $     36  $    159  $    196
                                                  ========  ========  ========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Accretion on redeemable convertible preferred
  stock.......................................... $     43  $  1,119  $    837
 Conversion of redeemable convertible preferred
  stock into common stock........................    9,097    23,588       --
 Common stock issued in exchange for options and
  warrants.......................................      --        --        473
 2order redeemable convertible preferred stock
  issued for investor note receivable............      --        --      1,200
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business And Summary Of Significant Accounting Policies

 Description of Business

   Primus Knowledge Solutions, Inc. is a leading provider of knowledge-enabling software that empowers customer relationship management (CRM) implementations and drives customer satisfaction for Global 2000 companies. Primus software is designed to give customers fast access to the information they need--via self- and assisted service--and to enable businesses to share valuable customer and product knowledge across the enterprise. Primus(R) software products can be implemented as a suite or as individual products, depending on the company's preference and/or immediate need.

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

   In December 1999, the Company merged with Imparto Software Corporation (Imparto) in a combination accounted for as a pooling-of-interests (note 13). In January 2000, the Company merged with 2order.com, Inc. (2order) in a combination accounted for as a pooling-of-interests (note 13). The consolidated financial statements and notes thereto for all periods prior to the combinations have been restated to include the accounts and results of operations of Imparto and 2order and have become the historical consolidated financial statements of the Company.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with maturity at purchase of three months or less to be cash equivalents.

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

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business And Summary Of Significant Accounting Policies (Continued)

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line or double-declining basis over the estimated useful lives of the assets (two to seven years) or over the lease term, if shorter for leasehold improvements.

 Investment In Primus KK

   In December 1995, Primus invested $50,000 for a 50% interest in Primus KK, a Japanese distributor, with Trans Cosmos Inc., a Japanese company (TCI), a significant shareholder of the Company. Primus accounted for its investment using the equity method and wrote down its investment to zero in March 1997 as a result of recognizing the Company's portion of the investee's losses to date. In September 1997, Primus and TCI renegotiated their agreement, reducing Primus' ownership to 14.3%. In August 2000, the arrangement was further amended and the Company's ownership percentage in Primus KK was increased to 19.6%. The investment is accounted for using the cost method.

 Fair Value of Financial Instruments

   At December 31, 2000 and 1999, the recorded amounts of cash and cash equivalents, short-term investments, accounts receivable and payable, prepaid expenses and other current assets, accrued and other liabilities and compensation-related accruals reflected in the financial statements approximate fair value due to the short-term nature of the instruments. It was not practicable to estimate the fair value of the Company's investment in Primus KK.

 Impairment of Long-Lived Assets

   The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

   The Company follows the provisions of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business And Summary Of Significant Accounting Policies (Continued)

arrangement are delivered. In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 at October 1, 2000 did not have a material effect on revenue recognition or the Company's results of operations.

   Revenues from software license agreements are recognized over the software core implementation period (if sold with initial implementation services) or upon delivery of software (if sold without implementation services) if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Elements included in multiple element arrangements consist of software products, upgrades, enhancements, customer support services, or consulting services. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. Sublicense fees are generally recognized when reported by the reseller upon relicensing of the Company's product to end-users. The Company's agreements with its customers and resellers do not contain product return rights.

   Revenues from maintenance services are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation and training services performed on a time-and-material basis under separate service arrangements. Revenues from consulting and training services are recognized as services are performed. In cases where license fee payments are contingent on the acceptance of services, the Company defers recognition of revenues from both the license and the service elements until the acceptance criteria are met.

 Research and Development

   Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after the establishment of technological feasibility have not been material, and therefore, have been expensed.

 Advertising

   Advertising costs are expensed as incurred. Advertising expense was approximately $2,409,000, $467,000 and $394,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

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

Note 1. Description of Business And Summary Of Significant Accounting Policies (Continued)


 Concentration of Credit Risk and Major Customers

   Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across different geographic areas throughout North America, Europe, and Japan. One customer's purchases represented approximately 11% of 1998 revenues. During 2000 and 1999, no single customer accounted for 10% or more of total revenues. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

   The Company is also subject to risks related to the significant balances of cash, cash equivalents, short-term and long-term investments. The Company's portfolio, however, is diversified and consists primarily of highly rated money market funds and short-term investment-grade securities.

 Foreign Currency

   The functional currency of the Company's foreign subsidiary is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The net gain or loss resulting from translation is shown as foreign currency translation adjustment within accumulated other comprehensive loss as a component of stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations. There were no significant foreign currency transaction gains or losses in 2000, 1999 or 1998.

 Stock-Based Compensation

   The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to fixed employee stock options is recorded on a straight-line basis over the vesting period of the option only if, on the date of grant, the fair value of the underlying stock exceeded the exercise price. The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method of accounting in SFAS No. 123 had been applied to employee stock option grants.

 Loss Per Share

   In accordance with SFAS No. 128, "Earnings Per Share," the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Loss available to common shareholders includes net loss and preferred stock accretion. As the Company had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding at year-end were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities for the years ended December 31, 2000, 1999 and 1998 included

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business And Summary Of Significant Accounting Policies (Continued)

preferred stock convertible into approximately no shares, 917,000 and 6,149,000 common shares and options and warrants to purchase approximately 5,054,000, 3,721,000 and 2,857,000 common shares, respectively.

 Other Comprehensive Loss

   SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains (losses) from securities available-for-sale and is presented in the accompanying statements of stockholders' equity and comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or operations.

 Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Reclassifications

   Certain balances have been reclassified to conform to the current year presentation.

 Recently Issued Accounting Pronouncements

   The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have a material impact on the Company's consolidated financial statements.

   In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of APB Opinion 25, Accounting for Stock Issued to Employees, for issues, among others, regarding; (a) the definition of employees, (b) defining non-compensatory plans, (c) modifications to previously fixed stock option awards, and (d) accounting for an exchange of stock compensation awards in a business combination. The Company adopted Interpretation No. 44 in the third quarter of 2000 and it did not have a material impact on the consolidated financial statements.

   In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". The most recent update delayed the effective date of SAB 101 to the fourth quarter for fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000, and it did not have a material impact on the consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 2. Cash and Cash Equivalents

   Cash and cash equivalents consist of the following:

                                                                  December 31,
                                                                ----------------
                                                                  2000    1999
                                                                -------- -------
                                                                 (In thousands)
     Cash...................................................... $    256 $ 6,190
     Commercial paper..........................................    2,985   5,971
     Money market funds........................................    7,261   5,441
                                                                -------- -------
                                                                $ 10,502 $17,602
                                                                ======== =======

Note 3. Short-Term Investments

   Short-term investments consist of the following available-for-sale securities:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
     Commercial paper and short-term obligations............... $   --  $ 8,031
     Corporate notes and bonds.................................  25,657  24,524
     Market auction preferreds.................................   3,800   4,500
                                                                ------- -------
                                                                $29,457 $37,055
                                                                ======= =======

   Gross unrealized holding gains were $9,000 in 2000 and gross unrealized holding losses were $105,000 in 1999. The gross realized gains and losses on sales of available-for-sale securities were insignificant in 2000, 1999 and 1998.

   At December 31, 2000, all available-for-sale securities mature within the year.

Note 4. License Agreements

   The Company has entered into various agreements that allow for incorporation of licensed technology into its products. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized over the periods that the related revenues are recognized and are included in cost of revenues. These amounts totaled approximately, $798,000, $810,000 and $166,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Note 5. Property And Equipment

   Property and equipment consists of the following:

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (In thousands)
   Computer equipment......................................... $ 6,039  $ 4,212
   Furniture, fixtures, and equipment.........................   1,943    1,366
   Software...................................................   1,863      632
   Leasehold improvements.....................................     489       61
                                                               -------  -------
                                                                10,334    6,271
   Less accumulated depreciation and amortization.............  (5,244)  (3,418)
                                                               -------  -------
                                                               $ 5,090  $ 2,853
                                                               =======  =======

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 5. Property and Equipment (Continued)

   Depreciation and amortization expense was approximately $1,826,000, $1,452,000 and $797,000 for the years ended December 31, 2000, 1999 and 1998.
Effective July 1999, the Company changed its estimated useful life of computer equipment from five years to three years. The Company changed its estimated useful life based upon management's belief that three years is a better match to the actual use of the computer equipment and a three year life is predominant in the industry. For computer equipment held in July 1999, the change in their remaining estimated useful lives resulted in the Company recognizing an additional $382,007, or $0.04 per weighted average basic and diluted common share, of depreciation expense in 1999. All computer equipment additions since July 1999 have been depreciated using estimated useful lives of three years.

Note 6. Financing Arrangements

   Long-term debt consists of the following:

                                                                December, 31
                                                               --------------
                                                                2000   1999
                                                               --------------
                                                               (In thousands)
   $200,000 term loan payable in 60 monthly installments of
    $833 plus interest at the 30-day commercial paper rate
    plus 2.6%, through March 1, 2004. All amounts were repaid
    in 2000..................................................  $  --  $    79
   $300,000 promissory notes under bridge financing agreement were issued to 2order's preferred stockholders pursuant
    to a Securities Purchase Agreement in December 1999. The
    notes are due the earlier of December 29, 2000 or the
    date of sale of 2order and accrue interest at 10% per
    annum. All amounts were repaid in 2000...................     --      300
                                                               ------ -------
     Total long-term debt....................................     --      379
   Less current portion of long-term debt....................     --     (319)
                                                               ------ -------
     Long-term debt, excluding
      current portion........................................  $  --  $    60
                                                               ====== =======

   In March 1998, the Company entered into a financing arrangement with a bank that provided up to $3,000,000 under a line of credit to support working capital and up to $2,000,000 under a term loan to purchase capital equipment. The line of credit expired in March 1999. In April 1999, the Company restructured this financing arrangement to provide a $5 million line of credit and a $1 million term loan. The line of credit matured in April 2000 and bore interest at a rate of prime plus 0.75%. The term loan was available for advances for one year during which time interest only was payable at prime plus 1% and after which principal and interest payments were due in equal monthly payments over 3 years beginning April 2000. In August 2000, the Company amended the existing financing arrangement to provide a $3 million line of credit and a $1 million letter of credit. The term loan was not renewed with this amendment. The line of credit matures in August 2001 and bears interest at a rate of prime plus 0.75%. The Company had no borrowings outstanding under the line of credit or outstanding letters of credit at December 31, 2000. All assets of the Company secure the arrangement. The agreement includes certain financial covenants including those requiring the Company to maintain minimum levels of working capital, liquidity and profitability, which the Company was in compliance with at December 31, 2000. In connection with the financing arrangement, the Company issued warrants to purchase 23,333 and 22,500 shares of common stock at an exercise price of $10.50 and $6.00 in 1999 and 1998, respectively (note 9).

   In May 1998, 2order entered into a line of credit agreement with a financial institution which permitted the Company to borrow up to $300,000 for working capital needs through December 31, 1998 at an interest rate equal to the 30-day commercial paper rate plus 2.6%. In July 1998, $50,000 in borrowings were converted into a term loan, thereby reducing the available borrowings under the line of credit to $250,000. In March 1999, an

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 6. Financing Arrangements (Continued)

additional $50,000 in borrowings under the 2order line of credit agreement was converted into a term loan, and the maturity date for the remaining $200,000 in available borrowings was extended to December 31, 1999. The line of credit was secured by $403,115 of cash on deposit with the financial institution as of December 31, 1999, and substantially all other assets of 2order. There were no borrowings outstanding under the line of credit as of December 31, 1999. The notes were repaid and the line of credit expired in 2000.

   In January 1999, Imparto entered into an agreement with a bank to provide an additional $400,000 of working capital in the form of a note payable. Imparto borrowed approximately $400,000 under the note, all of which was repaid prior to December 31, 1999. The note was due January 2000 and bore interest at prime plus 0.75%. In connection with the note, Imparto issued warrants to purchase 767 shares of common stock for $13.04 per share (note 9).

Note 7. Income Taxes

   The components of loss before income taxes are as follows:

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
                                                       (In thousands)
     U.S. operations............................ $ (13,273) $(17,222) $(15,642)
     International operations...................       477       374       144
                                                 ---------  --------  --------
                                                 $ (12,796) $(16,848) $(15,498)
                                                 =========  ========  ========

   The components of income tax expense (benefit) are as follows:

                                                                 Year Ended
                                                                December 31,
                                                               ---------------
                                                               2000 1999 1998
                                                               ---- ---- -----
                                                               (In thousands)
   Current:
     Federal.................................................. $--  $--  $(102)
     Foreign taxes............................................  217  267    45
                                                               ---- ---- -----
     Income tax expense (benefit)............................. $217 $267 $ (57)
                                                               ==== ==== =====

   Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                    Year Ended December 31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
                                                        (In thousands)
   Income tax benefit at U.S. statutory rate of
    34%............................................ $(4,351) $(5,728) $(5,269)
   Non-deductible expenses, including merger
    related costs..................................     247      235      (41)
   Change in valuation allowance, net of intra-
    period allocations.............................   4,952    5,875    5,345
   Research and development credit.................    (667)    (259)     (96)
   Foreign taxes...................................      36      144        4
                                                    -------  -------  -------
   Income tax expense (benefit).................... $   217  $   267  $   (57)
                                                    =======  =======  =======

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

7. Income Taxes (Continued)

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (In thousands)
   Deferred tax assets:
     Net operating loss carryforwards......................... $28,063  $19,218
     Research and development tax credits.....................   1,441      774
     Deferred revenue.........................................   3,145    2,125
     Accrued expenses not currently deductible................     836      408
     Other....................................................     890      809
                                                               -------  -------
   Total deferred tax assets..................................  34,375   23,334
   Deferred tax liability--accrual to cash adjustments........    (190)    (302)
                                                               -------  -------
   Net deferred tax assets....................................  34,185   23,032
   Valuation allowance........................................ (34,185) (23,032)
                                                               -------  -------
                                                               $   --   $   --
                                                               =======  =======

   Due to the Company's history of net operating losses, the Company has established a valuation allowance equal to its net deferred tax assets. The valuation allowance increased approximately $11.2 million, $10.1 million and $5.6 million during 2000, 1999, and 1998, respectively.

   At December 31, 2000, the Company had net operating loss carryforwards of approximately $82.5 million, which begin to expire in 2001, if not utilized. Approximately $18.7 million of the net operating loss carryforwards at December 31, 2000 result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders' equity. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company may have experienced such ownership changes as a result of the various stock offerings and the utilization of the carryforwards could be limited.

Note 8. Redeemable Convertible Preferred Stock

   In February 1996, Primus completed a private offering of 6,910,568 shares of Series A redeemable convertible preferred stock (Series A) for approximately $7.9 million net of offering costs of $580,000. In March 1997, Primus completed a private offering of 1,000,000 shares of Series C redeemable convertible preferred stock (Series C) for $1,969,000, net of offering costs. In July 1998, Primus completed a private offering of 4,900,000 shares of Series D redeemable convertible preferred stock (Series D) for approximately $12.2 million, net of offering costs. Concurrent with the Company's initial public offering in 1999, all outstanding redeemable convertible preferred stock was converted into 4,799,992 shares of common stock. All preferred stock converted into 0.333 shares of common stock, except Series A, which converted into 0.410 shares of common stock.

   The difference between the original net proceeds from redeemable convertible preferred stock and the conversion value of approximately $23.6 million represents the accretion of the redemption value of the redeemable convertible preferred stock through the date of the initial public offering.

   Holders of Series A, C, and D had preferential rights to dividends when and if declared by the Board of Directors. The holders were entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. In the event of liquidation, the holders of Series A, C, and D had

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 8. Redeemable Convertible Preferred Stock (Continued)

preferential rights to liquidation payments of $1.23, $2.00, and $2.50 per share, respectively, plus any accrued but unpaid dividends. The holders of a majority of the outstanding Series A, C, and D shares could have requested redemption on or after January 31, 2003 at $1.48, $2.40, and $3.00 per share, respectively, subject to adjustment, plus any declared but unpaid dividends thereon.

   Prior to the merger with 2order in 2000, redeemable convertible preferred stock included 916,731 shares of Series A and B Convertible Participating preferred stock. On December 31, 1998, the Company sold 451,805 shares of Series B resulting in net proceeds to the Company of approximately $4.6 million. On September 30, 1997, the Company sold 464,926 shares of Series A resulting in net proceeds to the Company of approximately $3.4 million.

   The holders of 2order Series A and B shares had preferential rights, including: (1) voting rights equivalent to the voting rights they would hold as if their holdings were converted to common stock; (2) the right to name three members of 2order's Board of Directors; (3) preferred dividends and distributions; (4) liquidation preferences, and preemptive registration and piggyback rights; (5) the option to convert to common stock at any time; (6) automatic conversion upon the vote of 51% of outstanding Series A and B stockholders or upon the effective date of a qualified initial public offering; (7) certain anti-dilution provisions, including, but not limited to, contingent nominal warrant issuances if certain events take place; (8) certain covenants requiring Series A and B stockholder authorization of transactions;
(9) certain participation rights and (10) a mandatory redemption provision whereby the Series A and B stockholders may give notice and cause the Company to redeem their shares at the original cost plus an 8% cumulative annual return plus any declared and unpaid dividends in eight consecutive quarterly installments commencing with the quarter ending January 1, 2005 and ending in the quarter ending January 1, 2007.

   The Company recorded accretion on 2order Series A and B redeemable convertible preferred stock equal to the difference between the net proceeds received and the redemption amount using the effective interest method from the original issuance date through the final redemption date of January 1, 2007.

   In January 2000, with the completion of the merger, the 2order Series A and B redeemable preferred stock was converted into 916,918 shares of the Company's common stock.

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

   Prior to the merger with Imparto in 1999, convertible preferred stock included 745,077 shares of Imparto Series A, B, C and D convertible preferred stock (Imparto Preferred Stock) (note 13). In 1999, Imparto sold 481,884 shares of Imparto Preferred Stock for approximately $7.6 million, net of offering costs. In 1998, Imparto sold 234,802 shares of Imparto Preferred Stock for approximately $3.0 million net of offering costs. In 1997, Imparto sold 28,391 shares of Imparto Preferred Stock for approximately $257,000, net of offering costs. Imparto

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9. Shareholders' Equity (Continued)

Preferred Stock gave certain rights to holders similar to the Company's Series B convertible preferred stock. Concurrent with the merger with Imparto, the Imparto Preferred Stock converted into 745,077 shares of the Company's common stock.

 Common Stock

   In April 1999, the Board of Directors authorized a 1-for-3 reverse stock split of the Company's common stock and, in connection with the stock split, the Company adjusted the authorized shares in its capitalization. The common stock and per-share data in the accompanying supplemental consolidated financial statements have been retroactively restated to reflect the reverse stock split.

   In July 1999, the Company sold 4,622,500 shares of common stock in an initial public offering. The aggregate price of the shares offered and sold by Primus was approximately $50.8 million. Proceeds to Primus, after accounting for $3.6 million in underwriting discounts and commissions and approximately $1 million in other expenses, were $46.2 million.

 Stock Options

   The Company's fixed stock option plans include the Employee Stock Option and Restricted Stock Award Plan, the Nonemployee Director Stock Option Plan, the 1995 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 1999 Nonofficer Employee Stock Compensation Plan. The use of the 1995 Stock Incentive Option Plan for grants of new awards terminated in 1999. In connection with the mergers with Imparto in December 1999 and 2order in January 2000, the Company assumed outstanding options to purchase common stock originally issued under Imparto's and 2order's stock option plan (Acquired Options) (see note 13). All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the Agreement and Plan of Merger with Imparto and Agreement and Plan of Merger with 2order. No additional options will be granted under the Imparto and 2order stock option plans. The Company's stock option plans, as well as the assumed stock option plans, are hereby collectively referred to as the "Option Plans." The Option Plans provide for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants. Options granted under the Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years. During 2000, the stockholders increased the number of shares available under the Option Plans by 2,125,000.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9. Shareholders' Equity (Continued)

   A summary of the Company's stock option activity for the years ended December 31 follows:

                                                           Outstanding Options
                                                           ---------------------
                                                                       Weighted-
                                                 Shares                 Average
                                               Available   Number of   Exercise
                                               For Grant     Shares     Prices
                                               ----------  ----------  ---------
Balance at December 31, 1997..................    358,698   2,925,467   $ 2.75
Additional shares authorized..................    666,667         --       --
Options granted...............................   (742,774)    742,774     3.73
Options forfeited.............................    421,290    (464,900)    3.28
Options exercised.............................        --     (452,618)    1.73
                                               ----------  ----------   ------
Balance at December 31, 1998..................    703,881   2,750,723     3.09
Additional shares authorized..................  2,666,667         --       --
Options granted:
Price less than market........................    (53,833)     53,833     6.56
Price equal to market......................... (1,967,554)  1,967,554    19.12
Options forfeited.............................    322,176    (459,884)    4.78
Options exercised.............................        --     (617,354)    2.95
                                               ----------  ----------   ------
Balance at December 31, 1999..................  1,671,337   3,694,872    11.49
Additional shares authorized..................  2,125,000         --       --
Options granted:
Price equal to market......................... (3,718,601)  3,718,601    36.71
Options forfeited.............................  1,449,408  (1,507,564)   37.11
Options exercised.............................        --     (863,721)    4.26
                                               ----------  ----------   ------
Balance at December 31, 2000..................  1,527,144   5,042,188   $23.67
                                               ==========  ==========   ======

   Total exercisable options and their weighted average exercise price at December 31, 2000, 1999 and 1998 were 1,110,749, 1,207,185 and 1,470,604 shares and $7.77, $3.22 and $2.77, respectively. Additional information regarding options outstanding and options exercisable at December 31, 2000 for selected exercise price ranges follows:

                                    Outstanding          Exercisable
                               --------------------- -------------------
                                          Weighted-
                                           Average             Weighted-
                               Weighted- Contractual            Average
       Range of      Number of  Average     Life     Number of Exercise
   Exercise Prices    Options  Exercise    (Years)    Options    Price
   ---------------   --------- --------- ----------- --------- ---------
   $ 0.78 - $  0.78      1,439   7.27      $ 0.78          160  $ 0.78
     1.01 -    3.00    937,877   6.81        2.96      729,015    2.95
     3.65 -    5.31    860,337   9.76        5.27        3,044    4.33
     5.50 -    8.25    854,853   9.19        6.62      138,482    6.94
     8.31 -   26.87    720,366   8.70       19.59      210,884   19.61
    26.94 -   44.75    770,562   9.33       36.23       10,901   37.91
    44.84 -  131.63    896,754   9.16       71.75       18,263   52.36
   ----------------  ---------   ----      ------    ---------  ------
   $ 0.78 - $131.63  5,042,188   8.79      $23.67    1,110,749  $ 7.77
   ================  =========   ====      ======    =========  ======

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9. Shareholders' Equity (Continued)

 Employee Stock Purchase Plan

   In April 1999, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to 600,000 shares of common stock, plus annual increases as defined by the plan document. The annual increase in authorized shares for the plan during 2000 was 171,380 shares. We issued 76,361 shares for employee stock purchases in 2000. The ESPP enables employees to purchase shares of the Company's common stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in 24-month offering periods that include four consecutive six-month purchase periods. Eligible employees elect to have deducted from 1% to 10% of their base compensation up to $25,000 per year. The amounts deducted can be used to purchase the Company's common stock at the lesser of 85% of the fair value on the first day of the 24-month offering period or 85% of the fair value on last day of the purchase period (purchase date). The purchase price for the first offering beginning in July 1999 shall be the lesser of 100% of the initial public offering price before underwriter's discount or 85% of fair value on the purchase date. At December 31, 2000, 661,439 shares remained available for purchase under the plan.

 Warrants

   A summary of the Company's warrant activity for the years ended December 31 follows:

                                                        Outstanding Warrants
                                                      --------------------------
                                                       Number
                                                         Of     Weighted-Average
                                                       Shares   Exercise Prices
                                                      --------  ----------------
   Balance at December 31, 1997......................   77,637       $ 3.91
     Warrants issued.................................   45,647         7.12
     Warrants exercised..............................  (16,667)       (3.00)
                                                      --------       ------
   Balance at December 31, 1998......................  106,617         5.43
     Warrants issued.................................   35,767         8.95
     Warrants exercised.............................. (116,495)       (5.81)
                                                      --------       ------
   Balance at December 31, 1999......................   25,889         8.57
     Warrants issued.................................      --           --
     Warrants exercised..............................  (13,968)       (4.89)
                                                      --------       ------
   Balance at December 31, 2000......................   11,921       $12.88
                                                      ========       ======

 Stock-Based Compensation

   In 1999, the Company issued certain fixed options to employees under the Option Plans with an exercise price less than the fair value of the underlying common stock on the date of grant. The Company also issued certain options and warrants to purchase common stock to non-employees in connection with, financing arrangements and consulting agreements in 1999 and prior years. The value of these awards is being recognized as either compensation or interest expense over the underlying awards' service periods. The Company recognized expense of approximately $238,000, $956,000 and $36,000 in 2000, 1999 and 1998
related to these options and warrants.

   Pro forma information regarding net loss and net loss per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair market value method. The fair value of options and stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model. The fair value of options granted under the Option Plans was estimated using the following weighted-average assumptions: risk-free interest rate of 5.17% in 2000; 6.15% in

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9. Shareholders' Equity (Continued)

1999; and 5.40% in 1998; expected option life of five years, dividend yield rate of 0%, and volatility of 148.93% and 91.16% in 2000 and 1999, respectively. Options granted by the Company in 1998 and by Imparto and 2order prior to its merger with the Company were valued using the minimum value method and therefore volatility was not applicable. The fair value of stock purchase rights under the ESPP was estimated using the following weighted-average assumptions in 2000: stock prices of $17.56 to $44.88, exercise prices of $11.00 to $38.14, risk-free interest rates of 5.35% to 6.48%; expected lives of six months to two years, dividend yield rate of 0%, and expected volatility of 91.16% to 148.93%.

   For purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense under the straight-line method over the options' vesting period. The Company's pro forma information follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
                                                        (In thousands, Except
                                                           Per Share Data)
   Loss available to common shareholders:
     As reported...................................... $13,056 $18,234 $16,278
     SFAS No. 123 pro forma net loss.................. $34,128 $21,949 $16,627
   Basic and diluted net loss per share:
     As reported...................................... $   .74 $  1.81 $  3.49
     SFAS No. 123 pro forma........................... $  1.93 $  2.18 $  3.56
   Weighted-average fair value of options granted
    during the year:
     Price less than market........................... $   --  $ 17.61 $   --
     Price equal to market............................ $ 33.61 $ 14.00 $  1.22
   Weighted-average fair value of ESPP................ $ 26.50 $ 11.09 $   --

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

Note 11. Commitments and Contingencies

   The Company leases office space under operating leases with various expiration dates through 2005. Future minimum rental payments, are as follows as of December 31, 2000:

                                                                Operating Leases
                                                                ----------------
                                                                 (In thousands)
   2001........................................................      $1,885
   2002........................................................       1,871
   2003........................................................       1,928
   2004........................................................       1,976
   2005........................................................       1,694
                                                                     ------
                                                                     $9,354
                                                                     ======

   Rent expense was approximately $2.2 million , $1.7 million and $1.1 million, for 2000, 1999 and 1998, respectively.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 11. Commitments and Contingencies (Continued)

 Legal Proceedings

   On December 20, 2000, MAC Equipment, Inc. ("MAC") filed a claim against 2order, a wholly owned subsidiary of the Company. MAC licensed computer software, maintenance and support and consulting services from 2order in November 1998. We acquired 2order in a stock-for-stock merger in January 2000. MAC paid 2order approximately $450,000 in license, support and services fees. MAC claims that the Mobile Marketplace software it licensed from 2order has not performed as represented, resulting in substantial damages to MAC. While 2order vigorously disputes MAC's claims, an amount has been accrued for its estimate of probable liability in this matter.

Note 12. Related-party Transactions

   In 1997, Primus KK, a distributor whose majority shareholder is also a significant shareholder of the Company, became a reseller of the Company's products and support services in Japan. The Company does not recognize any revenue on sales of the Company's product or support services to Primus KK until it is sold through by Primus KK to end-users. Revenues recognized under the reseller agreements total approximately $2,609,000, $1,353,000, and $575,000 in 2000, 1999 and 1998, respectively, and revenue deferred at December 31, 2000 and 1999 was approximately $401,000 and $1,516,000, respectively.

   In accordance with the terms of a revolving loan and warrant purchase agreement executed in 1996 and terminated in 1997, a warrant was issued to a relative of 2order's President to purchase 2,564 shares of common stock at an exercise price of $1.17 per share through May 2006. This warrant remains outstanding and exercisable as of December 31, 2000.

Note 13. Business Combinations

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

   On January 21, 2000, pursuant to an Agreement and Plan of Merger, dated as of January 8, 2000, the Company acquired ownership of 2order.com, Inc., a Georgia corporation. 2order develops and markets software that acts as a personal sales assistant, helping buyers define requirements and configure custom solutions. 2order was incorporated in Georgia in 1991 under the name Business Systems Design, Inc. As a result of the merger, Primus issued 1,506,126 shares of the Company's common stock, $.025 par value per share in exchange for all issued and outstanding capital shares and assumed all the outstanding options and warrants of 2order, which represents, on a converted basis, 150,378 shares of the Company's common stock. The merger has been accounted for as a pooling-of-interests business combination, and accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of 2order.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 13. Business Combinations (Continued)

   Results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are as follows:

                                                      Year Ended December 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------  -----------
     Revenues:
       Primus........................................ $     24,179  $     8,610
       Imparto.......................................          965          952
       2order........................................        2,174        2,657
                                                      ------------  -----------
                                                      $     27,318  $    12,219
                                                      ============  ===========

     Net loss:
       Primus........................................ $     (5,287) $   (10,603)
       Imparto.......................................       (7,731)      (2,043)
       2order........................................       (4,097)      (2,795)
                                                      ------------  -----------
                                                         $ (17,115) $   (15,441)
                                                      ============  ===========

   Results of operations for the period of January 1, 2000 through January 21, 2000 for 2order were not considered material for separate disclosure.

Note 14. Business Segment Information

   The Company and its subsidiaries are principally engaged in the design, development, marketing and support of the eService family of eProducts: eSupport, eMarketing and eSales. Substantially all revenues result from the licensing of the Company's software products and related consulting and customer support (maintenance) services. The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

   The majority of the Company's revenues are derived from customers in the United States. The Company's international sales are principally in Europe and Japan. The following geographic information is presented for years ended December 31, 2000, 1999 and 1998:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
                                                             (In thousands)
   United States........................................ $38,006 $23,069 $10,789
   International........................................   9,663   4,249   1,430
                                                         ------- ------- -------
     Total revenues..................................... $47,669 $27,318 $12,219
                                                         ======= ======= =======

                                                                     SCHEDULE II

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                   Balance at
                                   Beginning   Charged              Balance at
Allowance For Doubtful Accounts     of Year   to Expense Write-offs End of Year
-------------------------------    ---------- ---------- ---------- -----------
                                                  (In thousands)
Year ended December 31, 2000......    823        777        (650)       950
Year ended December 31, 1999......    378        445         --         823
Year ended December 31, 1998......     70        334         (26)       378