Form 10-Q
period 2001-03-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2001-05-02
CIK 1067797

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED MARCH 31, 2001         COMMISSION FILE NUMBER: 000-26273



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

                                Yes [X] No [_]

 As of April 26, 2001 there were 18,093,701 shares of the Registrant's Common
                              Stock outstanding.

                       Primus Knowledge Solutions, Inc.
                                   Form 10-Q
                                March 31, 2001

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                                          PAGE
                                                                                                         ----
ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

          .    Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.........   3

          .    Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2001 and 2000............................................................   4

          .    Condensed Consolidated Statement of Shareholders' Equity for the three months
               ended March 31, 2001.....................................................................   5

          .    Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2001 and 2000............................................................   6

          .    Notes to Condensed Consolidated Financial Statements.....................................   7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........  10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk....................................  22


PART II.  OTHER INFORMATION

ITEM 2.   Change in Securities..........................................................................  22

ITEM 6.   Exhibits and Reports on Form 8-K..............................................................  22

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

                                                                          March 31, 2001   December 31, 2000
                                                                          --------------   -----------------

                              ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 16,962            $ 10,502
  Short-term investments                                                          17,353              29,457
  Accounts receivable, net, including related party amounts of
     $2,000 and $14 at March 31, 2001 and December, 2000, respectively            10,831              10,745
  Prepaid expenses and other current assets                                        1,067                 785
                                                                                --------            --------
       Total current assets                                                       46,213              51,489

Property and equipment, net                                                        5,251               5,090
Other assets                                                                         356                 359
                                                                                --------            --------

       Total assets                                                             $ 51,820            $ 56,938
                                                                                ========            ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  3,333            $  4,071
  Accrued and other liabilities                                                    2,304               2,224
  Compensation-related accruals                                                    1,949               3,245
  Deferred revenue, including related-party amounts of $573
     and $401 at March 31, 2001 and December 31, 2000, respectively                7,519               7,551
                                                                                --------            --------

       Total current liabilities                                                  15,105              17,091
                                                                                --------            --------

Shareholders' equity:
  Common stock                                                                       453                 452
  Additional paid-in-capital                                                     107,019             106,876
  Deferred stock-based compensation                                                  (46)                (54)
  Accumulated other comprehensive loss                                               (49)                (44)
  Accumulated deficit                                                            (70,662)            (67,383)
                                                                                --------            --------
       Total shareholders' equity                                                 36,715              39,847
                                                                                --------            --------

       Total liabilities and shareholders' equity                               $ 51,820            $ 56,938
                                                                                ========            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------
Revenues:
  License, including amounts from
     related parties of $1,290 and $933
     for the three months ended March 31,
     2001 and 2000, respectively              $     5,967     $     7,180
  Services                                          4,111           3,278
                                              -----------     -----------

     Total revenues                                10,078          10,458
                                              -----------     -----------
Cost of revenues:
  License                                             134             323
  Services                                          2,386           2,608
                                              -----------     -----------

     Total cost of revenues                         2,520           2,931
                                              -----------     -----------

         Gross profit                               7,558           7,527
Operating expenses:
  Sales and marketing                               6,273           6,826
  Research and development                          2,975           4,011
  General and administrative                        1,890           2,300
  Merger related costs                                  -             505
                                              -----------     -----------

     Total operating expenses                      11,138          13,642
                                              -----------     -----------

         Loss from operations                      (3,580)         (6,115)
Other income                                          550             786
Other expense                                         (23)           (131)
                                              -----------     -----------

     Loss before income taxes                      (3,053)         (5,460)
Income tax expense                                    226              32
                                              -----------     -----------

         Net loss                                  (3,279)         (5,492)

Preferred stock accretion                               -             (43)
                                              -----------     -----------
     Net loss available to common
     shareholders                             $    (3,279)    $    (5,535)
                                              ===========     ===========

Basic and diluted net loss per common share        $(0.18)         $(0.32)
                                              ===========     ===========

Shares used in computing basic and diluted
net loss per common share                      18,063,922      17,273,710
                                              ===========     ===========




The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                                            Accumulated
                                                                  Additional   Deferred        other                       Total
                                                                    paid-in   stock-based  comprehensive  Accumulated  shareholder's
                                                Common stock        capital   compensation      loss        deficit        equity
                                                ------------        -------   ------------      ----        -------        ------
                                              Shares    Par value
                                              ------    ---------
Balance at December 31, 2000..............  18,045,376       $452   $106,876       $(54)         $(44)      $(67,383)      $39,847
Exercise of stock options and warrants....      48,183          1        143         --            --             --           144
Amortization of deferred stock-based
 compensation.............................          --         --         --          8            --             --             8
Comprehensive loss:
 Foreign currency translation loss........          --         --         --         --           (34)            --
 Unrealized gain on short-term
  investments.............................          --         --         --         --            29             --
 Net loss.................................          --         --         --         --                       (3,279)
                                                                                           ----------       --------
    Total comprehensive loss..............          --         --         --         --            (5)        (3,279)       (3,284)
                                            --------------------------------------------------------------------------------------
Balance at March 31,  2001................  18,093,559       $453   $107,019       $(46)         $(49)      $(70,662)      $36,715
                                            ======================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                                       Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                         2001                  2000
                                                                                      --------               -------
Cash flows from operating activities:
  Net loss                                                                            $(3,279)               $(5,492)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Option and warrant expense                                                        8                    197
          Depreciation and amortization                                                   524                    373
          Changes in assets and liabilities:
            Accounts receivable                                                           (81)                  (609)
            Prepaid expenses and other current assets                                    (207)                    53
            Note receivable                                                                 -                 (2,099)
            Other assets                                                                   (2)                    51
            Accounts payable and accrued liabilities                                     (989)                  (291)
            Compensation-related accruals                                              (1,193)                    12
            Deferred revenue                                                              (32)                  (874)
                                                                                      -------                -------
              Net cash used in operating activities                                    (5,251)                (8,679)
                                                                                      -------                -------
Cash flows from investing activities:
  Purchases of short-term investments                                                  (4,280)                (5,080)
  Proceeds from maturity of short-term investments                                     16,413                 10,596
  Purchases of property and equipment                                                    (692)                  (777)
                                                                                      -------                -------
              Net cash provided by investing activities                                11,441                  4,739
                                                                                      -------                -------
Cash flows from financing activities:
  Repayments on long-term debt                                                              -                   (379)
  Proceeds from the issuance of common stock                                              144                  1,460
                                                                                      -------                -------

              Net cash provided by financing activities                                   144                  1,081

Effect of exchange rate changes on cash                                                   126                     (6)
                                                                                      -------                -------
              Net increase (decrease) in cash and cash equivalents                      6,460                 (2,865)

Cash and cash equivalents at beginning of period                                       10,502                 17,602
                                                                                      -------                -------
Cash and cash equivalents at end of period                                            $16,962                $14,737
                                                                                      =======                =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(In thousands, except share data)
(Unaudited)


NOTE 1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Primus Knowledge Solutions, Inc. is a leading provider of knowledge-enabling software that empowers customer relationship management (CRM) implementations and helps drive customer satisfaction for Global 2000 companies. Primus software is designed to give customers fast access to the information they need--via self-and assisted service--and to enable businesses to share valuable customer and product knowledge across the enterprise. Primus(R) software products can be implemented as a suite or as individual products, depending on the company's preference and/or immediate need.

The Company's primary market is comprised largely of technology companies. Sales are primarily generated through a domestic and European field sales organization. The Company develops their products, which are sold domestically and internationally, at its Seattle, Washington headquarters.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Primus and our wholly-owned subsidiaries, including our foreign subsidiaries, Primus UK Ltd and Primus Knowledge Solutions France. All significant intercompany balances and transactions have been eliminated.

In January 2000, pursuant to an Agreement and Plan of Merger, Primus acquired ownership of 2order.com, Inc. (2order.com), in a combination accounted for as pooling-of-interests. The condensed consolidated financial statements and notes thereto for all periods prior to the combination are restated to include the accounts and results of operations of 2order.com.

Reclassifications

Certain balances have been reclassified to conform to the current year presentation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2000 included in our Form 10-K filed with the SEC on March 26, 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We have recognized software license revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement have been delivered. The AICPA subsequently issued its Statement of Position 98-9, which provides certain amendments to its Statement of Position 97-2 and is effective for transactions entered into beginning January 1, 2000. The implementation of this latest AICPA pronouncement did not materially impact our revenue recognition practices. In June 2000, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101) "Revenue Recognition in Financial Statements". SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 did not have a material effect on revenue recognition or the Company's results of operations.

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

For new customers, we generally enter into services agreements to implement our software. Most of our new customers typically begin implementation within 30 days of signing a license agreement. Once commenced, implementation of our products can typically be completed within 30 days, although both implementation and deployment can vary significantly by customer. We can not, however, guarantee that customers will begin implementation or that we will always be able to implement our software within those time periods. Thus, all of our deferred license revenue may not be recognized within the originally expected time period.

NOTE 3.   EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," we report both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. Net loss available to common shareholders includes net loss and preferred stock accretion. As we had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants, stock options, and convertible preferred stock to acquire common shares were excluded from the computation of diluted earnings per share at March 31, 2001 and 2000 because the effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase 5,180,118 and 4,263,385 common shares at March 31, 2001 and 2000, respectively.



NOTE 4.   COMPREHENSIVE LOSS

The following table reconciles net loss as reported to total comprehensive loss for the three months ended March 31, 2001 and 2000:


                                            Three Months Ended
                                                 March 31,
                                            -------------------
                                               2001      2000
                                            --------  ---------
Net loss                                    $ (3,279) $  (5,492)
Other comprehensive income (loss):
    Foreign currency translation                 (34)        (6)
    Unrealized gain (loss) on securities
      available-for-sale                          29        (62)
                                            --------  ---------
Total comprehensive loss                    $ (3,284) $  (5,560)
                                            ========  =========


NOTE 5.   BUSINESS SEGMENT INFORMATION

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

The majority of our revenues are derived from customers in the United States. Our international sales are principally in Europe and Japan. The following geographic information is presented for quarters ended March 31, 2001 and 2000:

                                                             Three Months Ended March 31,
                                                           --------------------------------
                                                             2001                   2000
                                                           --------                --------
     United States                                         $  7,816                $  8,703
     Japan                                                    1,576                   1,038
     Other                                                      686                     717
                                                           --------                 -------
        Total revenues                                     $ 10,078                $ 10,458
                                                           ========                 =======

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

OVERVIEW

Primus Knowledge Solutions, Inc. is a leading provider of knowledge-enabling software that empowers customer relationship management (CRM) implementations and helps drive customer satisfaction for Global 2000 companies. Primus software is designed to give customers fast access to the information they need--via self-and assisted service--and to enable businesses to share valuable customer and product knowledge across the enterprise. Primus(R) software products can be implemented as a suite or as individual products, depending on the company's preference and/or immediate need.

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

RESULTS OF OPERATIONS FOR THE THREE  MONTHS ENDED MARCH 31, 2001 AND 2000

     The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period.

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------         ---------
Revenues:
 License                                           59.2%             68.7%
 Services                                          40.8              31.3
                                             ----------         ---------
 Total revenues                                   100.0             100.0
                                             ----------         ---------
Cost of revenues:
 License                                            1.3               3.1
 Services                                          23.7              24.9
                                             ----------         ---------
 Total cost of revenues                            25.0              28.0
                                             ----------         ---------
Gross profit                                       75.0              72.0
                                             ----------         ---------
Operating expenses:
 Sales and marketing                               62.2              65.3
 Research and development                          29.5              38.4
 General and administrative                        18.8              22.0
 Merger related costs                                --               4.8
                                             ----------         ---------
 Total operating expenses                         110.5             130.5
                                             ----------         ---------
Loss from operations                              (35.5)            (58.5)
Other income                                        5.5               7.5
Other expense                                      ( .2)             (1.3)
                                             ----------         ---------
Loss before income taxes                          (30.2)            (52.3)
Income tax expense                                  2.2                .3
                                             ----------         ---------
Net loss                                          (32.4)%           (52.6)%
                                             ==========         =========

Revenues

We derive our revenue from the sale of software licenses and related services including support and maintenance contracts. Revenue was approximately $10.1 million and $10.5 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease in the first quarter of 2001 of approximately $400,000, or 4%, over the comparable quarter of the prior year.

License Revenue. License revenue was approximately $6.0 million and $7.2 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease in the first quarter of 2001 of approximately $1.2 million, or 17%, over the comparable quarter of the prior year. The decrease was primarily attributed to the overall downturn in the current economic climate in both the United States and Europe. Like numerous other companies, we encountered delays by customers whom remain cautious about capital spending in the face of this uncertain economy. International license revenues remained flat at approximately $1.4 million for both the three months ended March 31, 2001 and 2000, respectively.

Services Revenue. Services revenue was approximately $4.1 million and $3.3 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase in the first quarter of 2001 of approximately $800,000, or 25%, over the comparable quarter of the prior year. Maintenance and support contract revenues increased approximately $1.4 million in the first quarter of 2001 over the comparable quarter of the prior year. Consulting fees decreased approximately $563,000 in the first quarter of 2001 over the comparable quarter of the prior year.

Services revenue represented 40.8% and 31.3% of our total revenue for the three months ended March 31, 2001 and 2000, respectively. The increase is representative of the decrease in license revenue and the installed base of our products growing with a corresponding increase in maintenance revenues. We expect the proportion of services revenue to total revenue to fluctuate in the future, depending primarily on the dollar amount of software license sales and our customers' use of third-party consulting and implementation services providers.

Cost of Revenue

Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to duplication of our products and manuals. Cost of license revenue was approximately $134,000 and $323,000 for the three months ended March 31, 2001 and 2000, respectively. Cost of license revenue as a percentage of license revenue was 2.2% and 4.5% for the three months ended March 31, 2001 and 2000, respectively. We anticipate that our cost of license revenue will continue to fluctuate in absolute dollars and as a percent of license revenue. License revenue as a percentage of sales varies primarily due to the volume of software product sales and the type of royalty agreements in place at the time.

Cost of Services Revenue. Cost of services revenue includes personnel and other costs related to professional services and customer support. Cost of services revenue was approximately $2.4 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively. Cost of services revenue decreased approximately $200,000 or 8%, for the three months ended March 31, 2001 compared to the same period in 2000, while cost of services as a percentage of service revenues decreased from 80% to 58% for the same period. The decrease in cost of services revenue as a percentage of services revenue was primarily due to the increase in the installed base of our products and the related growth of maintenance revenue.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with marketing programs, such as trade shows, advertising, public relations and new product launches. Sales and marketing expenses were approximately $6.3 million and $6.8 million for the three months ended March 31, 2001 and 2000, respectively. Sales and marketing expenses decreased approximately $500,000, or 8% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease is primarily due to the reduction in the variable component of total compensation related costs (i.e. bonuses, commissions and related payroll taxes) which are related to revenues and operating results during the first quarter of 2001. This decrease was partially offset by an increase in overall product advertising. Sales and marketing expenses as a percentage of total revenue was 62.2% and 65.3% for the three months ended March 31, 2001 and 2000, respectively. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products. Accordingly, we anticipate that we will continue to invest in sales and marketing for the foreseeable future, and sales and marketing expenses as a percentage of total revenue will fluctuate.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, program managers and quality assurance personnel and payments to outside contractors. Research and development expenses were approximately $3.0 million and $4.0 million for the three months ended March 31, 2001 and 2000, respectively. Research and development expenses decreased approximately $1.0 million, or 26%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease was primarily due to the reduction in the variable component of total compensation related costs combined with a significant decrease in the use of third party consultants within our research and development group.

Research and development expenses as a percentage of total revenue was 29% and 38% for the three months ending March 31, 2001 and 2000, respectively. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge-enabling software and to develop additional applications. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future. As such, we expect research and development costs as a percentage of total revenue to fluctuate. In the development of our new products and enhancements of existing products, the technological feasibility of our software is not established until substantially all product development is complete. Accordingly, software development costs eligible for capitalization were insignificant, and all costs related to internal research and development have been expensed as incurred.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. General and administrative expenses were approximately $1.9 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses decreased approximately $400,000, or 18%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease is primarily due to the reduction in the variable component of total compensation related costs. General and administrative expenses as a percentage of total revenue were 19% and 22% for the three months ended March 31, 2001 and 2000, respectively. The decrease of general and administrative expense as a percentage of total revenue also reflects the impact of the overall cost containment measures taken by the company over the last few quarters. We believe that our general and administrative expenses will fluctuate both as an absolute dollar amount and as a percentage of total revenue in future periods.

Merger Related Costs. Merger related costs were approximately $505,000 for the three months ended March 31, 2000. These costs were recorded in connection with the January 2000 merger with 2order.com that was accounted for under the pooling-of-interests method of accounting.

Other Income, Net. Other income, net of other expense, was $527,000 and $655,000 for the three months ended March 31, 2001 and 2000, respectively. The variances from period to period were due to fluctuations in the average combined cash and cash equivalents and short-term investment balances. We expect to continue to yield investment income on our average balance of combined cash and cash equivalents and short-term investments at an average rate comparable to that experienced in 2000 and the first quarter of 2001.

Income Taxes. We have not recorded income tax benefits related to the net operating losses in 2000 and the first quarter of 2001 as a result of the uncertainties regarding the realization of the net operating losses. Tax expense recorded in both the first quarter of 2001 and 2000 primarily relates to tax expense from our foreign operations.

Liquidity and Capital Resources

As of March 31, 2001, we had cash and cash equivalents of approximately $17.0 million, an increase from $10.5 million of cash and cash equivalents held as of December 31, 2000. As of March 31, 2001, we had short-term investments of approximately $17.4 million, representing a decrease of approximately $12.1 million from investments held as of December 31, 2000. As of March 31, 2001, our working capital was approximately $31.1 million compared to approximately $34.4 million at December 31, 2000.

Our operating activities resulted in net cash outflows of approximately $5.1 million for the three months ended March 31, 2001. Adjustments to the $3.3 million net loss to reconcile to cash used in operating activities includes approximately $1.9 million for the decrease in compensation-related accruals, account payable and accrued liabilities offset by approximately $500,000 for depreciation and amortization. Net cash used in operating activities was approximately $7.9 million for the three months ended March 31, 2000.

Investing activities provided cash of approximately $11.4 million for the three months ended March 31, 2001.

Investing activities for this period consisted primarily of approximately $16.4 million in proceeds from the maturity of short-term investments offset by approximately $4.3 million in purchases of short-term investments. Further activities included the purchase of approximately $700,000 in capital equipment. Net cash provided by investing activities was approximately $4.0 million for the three months ended March 31, 2000.

Financing activities provided cash of $144,000 for the three months ended March 31, 2001. Financing activities for this period solely included $144,000 in proceeds from the exercise of stock options. Net cash provided by financing activities was approximately $1.1 million for the three months ended March 31, 2000.

We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future as we:

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

  We have incurred net losses in each quarter since inception and we could continue to incur net losses for the foreseeable future. As of March 31, 2001, we had an accumulated deficit of $70.7 million. We expect to continue to devote substantial resources to our product development, sales and marketing and our customer support and professional service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period.

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

  Where we are implementing the software, we will account for the agreement as an item of deferred revenue and will recognize the license revenue over the period of core implementation. Most of our new customers typically begin implementation within 30 days of signing a license agreement. Once commenced, implementation of our products can typically be completed within 30 days. Although both implementation and deployment can vary significantly by customer. We cannot, however, guarantee that customers will begin implementation or that we will always be able to implement our software within those time periods. Thus, all of our deferred license revenue may not be recognized within the originally expected time period.

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

  Product license revenues and related services from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues through March 31, 2001, and we expect these products to continue to account for a substantial portion of our revenues in 2001. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

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

  The principal competitive factors in our industry include:

 .  vendor and product reputation                           .  product ease-of-use
 .  the availability of products on the Internet and        .  the quality of customer support services,
   multiple operating platforms                               documentation and training
 .  measurable economic return                              .  the quality, speed and effectiveness of
 .  customer referenceability                                  application development services
 .  product quality, performance and price                  .  the effectiveness of sales and marketing efforts
 .  breadth of product functionality and features           .  product integration with other enterprise
 .  product scalability                                        applications

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

  Revenues from customers outside the United States represented approximately $2.3 million in the 3 months ended March 31, 2001, or 22% of our total revenue for the same period. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products. Localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

  In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, "Software Revenue Recognition," and later amended its position by its Statement of Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998. The AICPA has also issued Statement of Position 98-9, which was effective for transactions we enter into beginning January 1, 2000 and the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition," which was effective October 1, 2000. We adopted Statement of Position 98-9 and SAB No. 101 during 2000. Based on our interpretation of the AICPA and SEC's positions, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2, 98-4, 98-9 and SAB No. 101. Additionally, the accounting standard setters, including the Securities and Exchange Commission and the Financial Accounting Standards Board (FASB), are continuing to review the accounting standards related to stock-based compensation. Any changes to these standards or any other accounting standards could materially adversely affect our business, financial condition and operating results.

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

During the three months ended March 31, 2001, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. At March 31, 2001, our investment portfolio included approximately $3.7 million in variable rate investments, primarily all of which are due during 2001. Fixed rate investments at March 31, 2001 of approximately $13.7 million had a weighted average interest rate of 6.25% and are primarily due in 2001. We believe that the impact on the fair market value of our securities and our earnings for the remainder of 2001 from a hypothetical 10% increase in interest rates would be insignificant.

Foreign Currency Exchange Risk. We develop products in the United States and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are predominantly priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have two foreign subsidiaries whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in 2000 and 2001. If, during the remainder of 2001, the US dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for the remainder of 2001 would likely not be significantly effected.

PART II -- OTHER INFORMATION

Item 2.  Change in Securities

(c)  Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-Q, we had no issuance or sales of unregistered securities.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None.


(b)  Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRIMUS KNOWLEDGE SOLUTIONS, INC.


Date:  May 2, 2001            By: /s/ Ronald M. Stevens
                                 ----------------------------------------------
                              Ronald M. Stevens
                              Vice President, Chief Financial Officer,
                              and Treasurer

                              (Principal financial and chief accounting officer)