Form 10-Q
period 2001-06-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2001-08-14
CIK 1067797

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED JUNE 30, 2001          COMMISSION FILE NUMBER: 000-26273


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

                                Yes [X]  No [_]

     As of August 8, 2001 there were 18,892,890 shares of the Registrant's Common Stock outstanding.

                       Primus Knowledge Solutions, Inc.
                                   Form 10-Q
                                 June 30, 2001

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                                      PAGE
                                                                                                     ----

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

          .  Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000......     3

          .  Condensed Consolidated Statements of Operations for the three and six months
             ended June 30, 2001 and 2000.........................................................     4

          .  Condensed Consolidated Statements of Shareholders' Equity for the three months
             ended March 31, 2001 and June 30, 2001...............................................     5

          .  Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000.........................................................     6

          .  Notes to Condensed Consolidated Financial Statements.................................     7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...    12

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..............................    25

PART II.  OTHER INFORMATION

ITEM 2.   Change in Securities....................................................................    26

ITEM 6.   Exhibits and Reports on Form 8-K........................................................    26

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

                                                                            June 30, 2001     December 31, 2000
                                                                            -------------     -----------------
                                        ASSETS
Current assets:
  Cash, cash equivalents and short-term investments                            $ 30,273            $ 39,959
  Accounts receivable, net, including related party amounts of
     $439 and $14 at June 30, 2001 and December 31, 2000, respectively            7,466              10,745
  Prepaid expenses and other current assets                                       1,169                 785
                                                                               --------            --------
       Total current assets                                                      38,908              51,489

Property and equipment, net                                                       6,229               5,090
Note receivable from related party                                                  750                  --
Goodwill                                                                          2,752                  --
Other assets                                                                        284                 359
                                                                               --------            --------
       Total assets                                                            $ 48,923            $ 56,938
                                                                               ========            ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  2,888            $  4,071
  Accrued and other liabilities                                                   1,784               2,224
  Compensation-related accruals                                                   2,025               3,245
  Obligations due under credit facility                                             756                  --
  Deferred revenue, including related-party amounts of $624
     and $401 at June 30, 2001 and December 31, 2000, respectively                7,038               7,551
                                                                               --------            --------
       Total current liabilities                                                 14,491              17,091
                                                                               --------            --------

Shareholders' equity:
  Common stock                                                                      473                 452
  Additional paid-in-capital                                                    110,163             106,876
  Deferred stock-based compensation                                                 (39)                (54)
  Accumulated other comprehensive loss                                              (66)                (44)
  Accumulated deficit                                                           (76,099)            (67,383)
                                                                               --------            --------
       Total shareholders' equity                                                34,432              39,847
                                                                               --------            --------
       Total liabilities and shareholders' equity                              $ 48,923            $ 56,938
                                                                               ========            ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                 Three Months Ended June 30,    Six Months Ended June 30
                                                 ---------------------------    ------------------------
                                                     2001            2000          2001          2000
                                                 -----------     -----------   -----------   -----------
Revenues:
  License:
     Third party                                       2,129           9,497         6,806        15,744
     Related party - Primus KK                           247             412         1,537         1,345
                                                 -----------     -----------   -----------   -----------
                                                 $     2,376     $     9,909   $     8,343   $    17,089
  Services:
     Third party                                       3,861           3,122         7,686         6,295
     Related party - Primus KK                           280              30           566           135
                                                 -----------     -----------   -----------   -----------
                                                       4,141           3,152         8,252         6,430
                                                 -----------     -----------   -----------   -----------

     Total revenues                                    6,517          13,061        16,595        23,519
                                                 -----------     -----------   -----------   -----------

Cost of revenues:
  License                                                 68             330           202           653
  Services                                             2,206           2,439         4,592         5,047
                                                 -----------     -----------   -----------   -----------

     Total cost of revenues                            2,274           2,769         4,794         5,700
                                                 -----------     -----------   -----------   -----------

         Gross profit                                  4,243          10,292        11,801        17,819

Operating expenses:
  Sales and marketing                                  4,966           6,936        11,239        13,762
  Research and development                             3,323           3,717         6,298         7,728
  General and administrative                           1,657           2,714         3,547         5,014
  Amortization of goodwill                                79               -            79             -
  Merger related costs                                     -               -             -           505
                                                 -----------     -----------   -----------   -----------

     Total operating expenses                         10,025          13,367        21,163        27,009
                                                 -----------     -----------   -----------   -----------

         Loss from operations                         (5,782)         (3,075)       (9,362)       (9,190)
Other income                                             393             710           943         1,468
Other expense                                             (5)              -           (28)         (103)
                                                 -----------     -----------   -----------   -----------

     Loss before income taxes                         (5,394)         (2,365)       (8,447)       (7,825)
Income tax expense                                        43              50           269            82
                                                 -----------     -----------   -----------   -----------

         Net loss                                     (5,437)         (2,415)       (8,716)       (7,907)

Preferred stock accretion                                  -               -             -           (43)
                                                 -----------     -----------   -----------   -----------
     Net loss available to common
     shareholders                                $    (5,437)    $    (2,415)  $    (8,716)  $    (7,950)
                                                 ===========     ===========   ===========   ===========

Basic and diluted net loss per common share           $(0.30)         $(0.14)       $(0.48)       $(0.45)
                                                 ===========     ===========   ===========   ===========

Shares used in computing basic and diluted
net loss per common share                         18,356,093      17,657,822    18,210,908    17,488,959
                                                 ===========     ===========   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                                                 Accumulated                Total
                                                                      Additional    Deferred        other                   share-
                                                                       paid-in     stock-based  comprehensive Accumulated  holders'
                                                   Common stock        capital    compensation       loss       deficit     equity
                                                   ------------        -------    ------------       ----       -------     ------
                                                 Shares    Par value
                                                 ------    ---------
Balance at December 31, 2000.................  18,045,376  $     452  $  106,876  $        (54) $        (44) $  (67,383)  $ 39,847
Exercise of stock options and warrants.......      48,183          1         143            --            --          --        144
Amortization of deferred stock-based
compensation.................................          --         --          --             8            --          --          8
Comprehensive loss:
  Foreign currency translation loss..........          --         --          --            --           (34)         --
  Unrealized gain on short-term
    investments..............................          --         --          --            --            29          --
  Net loss...................................          --         --          --            --                    (3,279)
                                                                                                ------------      -------
          Total comprehensive loss...........          --         --          --            --            (5)     (3,279)    (3,284)
                                               ------------------------------------------------------------------------------------
Balance at March 31,  2001...................  18,093,559  $     453  $  107,019  $        (46) $        (49) $  (70,662)  $ 36,715
                                               ------------------------------------------------------------------------------------
Exercise of stock options and warrants.......       2,461         --           7            --            --          --          7
Amortization of deferred stock-based
compensation.................................          --         --          --             7            --          --          7
Stock issued for acquisition of AnswerLogic..     750,000         19       2,936            --            --          --      2,955
Stock issued for employee stock purchase
plan.........................................      43,545          1         201            --            --          --        202
Comprehensive loss:
  Foreign currency translation loss..........          --         --          --            --            (7)         --         --
  Unrealized loss on short-term
    investments..............................          --         --          --            --           (10)         --         --
  Net loss...................................          --         --          --            --                    (5,437)
                                                                                                ------------      -------
          Total comprehensive loss...........          --         --          --            --           (17)     (5,437)    (5,454)
                                               ------------------------------------------------------------------------------------
Balance at June 30, 2001.....................  18,889,565  $     473  $  110,163  $        (39) $        (66) $  (76,099)  $ 34,432
                                               ====================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             2001           2000
                                                                          ----------     ----------
Cash flows from operating activities:
  Net loss                                                                $   (8,716)    $   (7,907)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Option and warrant expense                                              15            210
          Depreciation and amortization                                        1,199          1,528
          Changes in assets and liabilities:
            Accounts receivable                                                2,614         (3,898)
            Prepaid expenses and other current assets                           (129)           297
            Other assets                                                           6             89
            Accounts payable and accrued liabilities                          (1,783)        (1,982)
            Compensation-related accruals                                     (1,406)         1,025
            Deferred revenue                                                    (513)        (2,711)
                                                                          ----------     ----------
              Net cash used in operating activities                           (8,713)       (13,349)
                                                                          ----------     ----------
Cash flows from investing activities:
  Purchases of short-term investments                                         (9,179)        (6,780)
  Proceeds from maturity of short-term investments                            31,782         19,143
  Purchases of property and equipment                                           (967)        (2,297)
  Issuance of note receivable from related party                                (750)             -
  Cash paid in acquisition, net of cash assumed                                  237              -
                                                                          ----------     ----------
              Net cash provided by investing activities                       21,123         10,066
                                                                          ----------     ----------
Cash flows from financing activities:
  Repayments on long-term debt                                                   (25)          (379)
  Proceeds from the issuance of common stock                                     353          2,765
  Payments made on lease obligations                                             (93)             -
                                                                          ----------     ----------

              Net cash provided by financing activities                          235          2,386

Effect of exchange rate changes on cash                                          253            (23)
                                                                          ----------     ----------
              Net increase (decrease) in cash and cash equivalents            12,898           (920)

Cash and cash equivalents at beginning of period                              10,502         17,602
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $   23,400     $   16,682
                                                                          ==========     ==========

Non-cash investing and financing activities:

Shares issued for acquisition of AnswerLogic, Inc.                        $2,955,000              -
Assets and liabilities assumed in acquisition:
     Current assets                                                          144,000              -
     Property and equipment                                                1,300,000              -
     Goodwill                                                              2,831,000              -
     Accounts payable and accrued liabilities                                490,000              -
     Compensation-related accruals                                           287,000              -
     Obligations due under credit facility                                   781,000              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(In thousands, except share data)
(Unaudited)


NOTE 1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION


Description of the Business and Basis of Presentation

Primus Knowledge Solutions, Inc. provides application software that enables companies and their customers to access the information they need, easily and on demand. Our software delivers the ability to capture and share knowledge to optimize employee productivity, improve the customer service experience, and enable a rapid return on investment (ROI). Primus(R) software products can be implemented as a suite or as individual products, depending on the customer's preference and/or immediate need.

Primus has more than 180 customers worldwide. In addition to our traditional markets of technology and telecommunications, we touch vertical markets that include aerospace, financial services, manufacturing and retail. Sales are primarily generated through a domestic and European field sales organization as well as through our minority owned distributor in Japan. We develop our products, which are sold domestically and internationally, at our Seattle, Washington headquarters.

On May 31, 2001, Primus acquired AnswerLogic Inc.("AnswerLogic"). AnswerLogic's technology provides Primus with natural language programming and semantic understanding capabilities that is a natural extension to its product suite. These new capabilities will allow Primus customers to provide direct answers to customer questions from unstructured data sources -- HTML, PDF and text formats -- as well as structured information contained in the Primus knowledgebase. Primus has included AnswerLogic's operating results in its consolidated operating results beginning on June 1, 2001 (see Note 3).

The condensed consolidated financial statements include the accounts of Primus and our wholly owned subsidiaries, including our foreign subsidiaries, Primus UK Ltd and Primus Knowledge Solutions France. All significant intercompany balances and transactions have been eliminated.

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

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments are comprised of the following:

                                   June 30, 2001   December 31, 2000
                                   -------------   -----------------

Cash and cash equivalents             $23,400            $10,502
Short-term investments                  6,873             29,457
                                      -------            -------

Total cash, cash equivalents
 and short-term investments           $30,273            $39,959
                                      =======            =======


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Revenue Recognition

Primus generates revenue through two sources: (1) software license revenues and
(2) service revenues. Software license revenues are generated from licensing the rights to use the company's products directly to end users and indirectly through distributors. Service revenues are generated from sales of maintenance services, consulting services, and training services performed primarily for customers that license the Company's products.

We have recognized software license revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," and Statement of Position 98-9, which provides certain amendments to its Statement of Position 97-2 and is effective for transactions entered into beginning January 1, 2000. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement have been delivered.

We currently recognize license revenue over the core implementation period if implementation services are included in the original license arrangement and are considered to be essential to the functionality of the software. As a result, even where we have a signed license agreement for the purchase of our software and have shipped the software, license revenue recognition depends on whether we have begun core implementation. For license agreements under which we have no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, we recognize revenue upon shipment of the software. Examples of situations under which we have no implementation responsibility include additional license sales to existing customers or customers who elect to use internal or third party resources to implement the software.

We enter into distributor agreements that typically provide for sublicense fees based on a percentage of list price. Sublicense fees are generally recognized when persuasive evidence of an arrangement between the sub distributor and their customer exists, the software is delivered to their customer, collection is probable and the fee is fixed or determinable. Our agreements with our end customers and distributors do not contain product return rights.

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

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No.141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. FAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies will be January 1, 2002.

As of the date of adoption, the Company expects to have unamortized goodwill of approximately $2.2 million, which will be subject to the transition provisions of FAS No. 141 and 142. Because of the extensive effort needed to comply with adopting FAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Any changes as required by these statements or any other accounting standards could materially adversely affect our business, financial condition and operating results.


NOTE 3.   ACQUISITION OF ANSWERLOGIC INC.

On May 31, 2001, Primus acquired AnswerLogic Inc.("AnswerLogic"). AnswerLogic's technology provides Primus with natural language programming and semantic understanding capabilities that is a natural extension to its product suite. These new capabilities will allow Primus customers to provide direct answers to customer questions from unstructured data sources -- HTML, PDF and text formats -- as well as structured information contained in the Primus knowledgebase. At the closing of the acquisition, all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock.

The acquisition was accounted for by the purchase method whereby the purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $2.8 million has been recorded as goodwill and is being amortized on a straight-line basis over the estimated useful life of three years. The fair value of the common stock issued in the acquisition was $3.94 per share, based on the average market price for a three day period before and after May 21, 2001.

The following unaudited pro forma financial information presents the results of operations of Primus and AnswerLogic as if the acquisition had occurred on January 1, 2001 and 2000 after giving effect to certain adjustments, primarily amortization of goodwill. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The unaudited pro forma financial information is as follows (in thousands, except per share data):

                               Six Months Ended
                                   June 30,
                             -------------------
                               2001       2000
                             --------   --------
Total revenues               $ 16,627   $ 23,519
Net loss                      (12,561)   (12,005)
Pro forma loss per share:
  Basic and diluted             (0.67)     (0.66)


NOTE 4.   EARNINGS PER SHARE

In accordance with Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," we report both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. Net loss available to common shareholders includes net loss and preferred stock accretion. As we had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants, stock options, and convertible preferred stock to acquire common shares were excluded from the computation of diluted earnings per share at June 30, 2001 and 2000, as the effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase 6,933,842 and 4,577,182 common shares at June 30, 2001 and 2000, respectively.


NOTE 5.   COMPREHENSIVE LOSS

The following table reconciles net loss as reported to total comprehensive loss for the three and six months ended June 30, 2001 and 2000:

                                                    Three Months Ended           Six Months Ended
                                                          June 30,                   June 30,
                                                  ------------------------   ------------------------
                                                     2001          2000        2001           2000
                                                  ----------    ----------   ----------    ----------
Net loss                                          $  (5,437)    $  (2,415)   $  (8,716)    $  (7,907)
Other comprehensive loss:
 Foreign currency translation                            (7)          (17)         (41)          (23)
 Unrealized gain (loss) on securities
  available-for-sale                                    (10)           64           19             2
                                                  ---------     ---------    ---------     ---------
Total comprehensive loss                          $  (5,454)    $  (2,368)   $  (8,738)    $  (7,928)
                                                  =========     =========    =========     =========

NOTE 6.   BUSINESS SEGMENT INFORMATION

Primus and our subsidiaries are principally engaged in the design, development, marketing, sale and support of our knowledge enabling software products: eServer, eSupport, Interchange and Answer Engine,. Substantially all revenues result from the licensing of our software products and related consulting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenues are derived from customers in the United States. Our international sales are principally in Europe and Japan. The following geographic information is presented for three and six months ended June 30, 2001 and 2000:

                                    Three Months Ended June 30,                Six Months Ended June 30,
                                   -----------------------------             -----------------------------
                                     2001                2000                  2001                 2000
                                   --------           ----------             ---------           ---------
     United States                 $  5,426           $    8,570             $  13,242           $  17,273
     Japan                              527                  442                 2,103               1,480
     Other                              564                4,049                 1,250               4,766
                                   --------           ----------             ---------           ---------
         Total revenues            $  6,517           $   13,061             $  16,595           $  23,519
                                   ========           ==========             =========           =========

Revenues from Japan were principally derived from sales through our Japanese joint venture, Primus KK, in which we hold a 19.6% minority interest. We recognize software license revenues for sales to this distributor in accordance with our revenue recognition policy as described in Note 2.

NOTE 7.   NOTE RECEIVABLE FROM RELATED PARTY

On April 12, 2001, the Company's Board of Directors approved an unsecured loan to Michael Brochu, the Company's President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan is April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. This note is subject to full forgiveness in the event of Mr. Brochu's termination of employment without cause or for good reason following a change of control.

NOTE 8.   CREDIT FACILITY

In connection with the May 2001 acquisition of AnswerLogic, Primus assumed AnswerLogic's outstanding obligation approximately $781,000 under a Loan and Security Agreement ("Agreement") with a bank, which was comprised of a revolving line of credit in the amount of $325,000 and an equipment financing facility for $1,000,000. Advances under the revolving line of credit bore interest at a per annum rate equal to the Prime rate (7.0% at the time of acquisition) plus one percent. Any borrowings under the equipment financing facility accrued interest at the per annum rate equal to the basic rate determined by the bank. Interest rates for both the revolving line of credit and the equipment financing facility ranged from 8.0% to 9.9% at the time of acquisition. All borrowings were collateralized by the assets of the AnswerLogic. On July 5, 2001, Primus paid the outstanding balances of both the revolving line of credit and the equipment financing facility in full, including all accrued interest charges, and cancelled the Agreement with the bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-Q entitled "Factors That May Affect Results Of Operations and Financial Condition," which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Annual Report on Form 10-K, a copy of which is on file at the Securities and Exchange Commission. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and carefully consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk and factors that may affect our business.


OVERVIEW

Primus Knowledge Solutions, Inc. provides application software that enables companies and their customers to access the information they need, easily and on demand. Our software delivers the ability to capture and share knowledge to optimize employee productivity, improve the customer service experience, and enable a rapid return on investment (ROI). Primus(R) software products can be implemented as a suite or as individual products, depending on the customer's preference and/or immediate need.

To compete in today's business environment, companies must maximize their relationships with their existing customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement CRM initiatives and software. CRM software is designed to enable companies to interact with their customers using both traditional and emerging communication channels -- including the phone, web, email, chat, and voice over IP (VOIP) -- and to manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

On May 31, 2001, Primus acquired AnswerLogic Inc.("AnswerLogic"). AnswerLogic's technology provides Primus with natural language programming and semantic understanding capabilities that is a natural extension to its product suite. These new capabilities will allow Primus customers to provide direct answers to customer questions from unstructured data sources -- HTML, PDF and text formats -- as well as structured information contained in the Primus knowledgebase.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period.

                                   Three Months Ended June 30,      Six Months Ended June 30,
                                   ---------------------------     --------------------------
                                      2001             2000           2001             2000
                                    --------         --------      ---------         --------
Revenues:
 License                                36.5%            75.9%          50.3%            72.7%
 Services                               63.5             24.1           49.7             27.3
                                    --------         --------       --------         --------
 Total revenues                        100.0            100.0          100.0            100.0
                                    --------         --------       --------         --------
Cost of revenues:
 License                                 1.0              2.5            1.2              2.8
 Services                               33.9             18.7           27.7             21.5
                                    --------         --------       --------         --------
 Total cost of revenues                 34.9             21.2           28.9             24.3
                                    --------         --------       --------         --------
Gross profit                            65.1             78.8           71.1             75.7
                                    --------         --------       --------         --------
Operating expenses:
 Sales and marketing                    76.2             53.1           67.7             58.5
 Research and development               51.0             28.5           38.0             32.9
 General and administrative             25.4             20.8           21.4             21.3
 Goodwill                                1.2               --             .5               --
 Merger related costs                     --               --             --              2.1
                                    --------         --------       --------         --------
 Total operating expenses              153.8            102.4          127.6            114.8
                                    --------         --------       --------         --------
Loss from operations                   (88.7)           (23.6)         (56.5)           (39.1)
Other income                             6.0              5.4            5.7              6.2
Other expense                           ( .1)              --            (.2)             (.4)
                                    --------         --------       --------         --------
Loss before income taxes               (82.8)           (18.2)         (51.0)           (33.3)
Income tax expense                        .6               .3            1.5               .3
                                    --------         --------       --------         --------
Net loss                               (83.4)%          (18.5)%        (52.5)%          (33.6)%
                                    ========         ========       ========         ========

Revenues

We derive our revenue from the sale of software licenses and related services including consulting and training services and support and maintenance contracts. Revenue was approximately $6.5 million and $13.1 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease in the second quarter of 2001 of approximately $6.5 million, or 50%, over the comparable quarter of the prior year. Revenue was approximately $16.6 million and $23.5 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of approximately $6.9 million, or 29%, over the comparable period of the prior year.

License Revenue. License revenue was approximately $2.4 million and $9.9 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease in the second quarter of 2001 of approximately $7.5 million, or 76%, over the comparable quarter of the prior year. License revenue was approximately $8.3 million and $17.1 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of approximately $8.8 million, or 51%, over the comparable period of the prior year. International license revenues were approximately $300,000 and $4.0 million for the three months ended June 30, 2001 and 2000, respectively and approximately $1.7 million and $5.4 million for the six months ended June 30, 2001 and 2000, respectively. We believe the global slow down in information technology spending experienced by most software companies in our market segment contributed to this decline. We continued to encounter purchasing order deferrals by customers who remain cautious about capital spending in the face of this uncertain economy.

Services Revenue. Services revenue was approximately $4.1 million and $3.2 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase in the second quarter of 2001 of approximately $900,000, or 31%, over the comparable quarter of the prior year. Services revenue was approximately $8.3 million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of approximately $1.9 million or 28%, over the comparable period of the prior year. Maintenance and support contract revenues increased approximately $1.4 million in the second quarter of 2001 over the comparable quarter of the prior year and increased approximately $2.8 million in the first six months of 2001 over the same period in the prior year. Consulting fees decreased approximately $400,000 in the second quarter of 2001 over the comparable quarter of the prior year and decreased approximately $1 million in the first six months of 2001 over the comparable period of the prior year.

Service revenue represented 63.5% and 24.1% of our total revenue for the three months ended June 30, 2001 and 2000, respectively and 49.7% and 27.3% of our total revenue for the six months ended June 30, 2001 and 2000, respectively.
Our growing installed base is the primary driver for the increase in maintenance revenues. This coupled with the significant decrease in license revenues resulted in the significant change in the percentage of revenue generated from licenses and services. We expect the amount of and proportion of services revenue to total revenue to fluctuate in the future, depending primarily on the dollar amount of software license sales and our customers' use of third-party consulting and implementation services providers.

Cost of Revenue

Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to duplication of our products and manuals. Cost of license revenue was approximately $68,000 and $330,000 for the three months ended June 30, 2001 and 2000, respectively, and approximately $202,000 and $653,000 for the six months ended June 30, 2001 and 2000, respectively. Cost of license revenue as a percentage of license revenue was 2.9% and 3.3% for the three months ended June 30, 2001 and 2000, respectively and 2.4% and 3.8% for the six months ended June 30, 2001 and 2000. We anticipate that our cost of license revenue will continue to fluctuate in absolute dollars and as a percent of license revenue. Cost of license revenue as a percentage of sales varies primarily due to the volume of software product sales and the type of royalty agreements in place at the time.

Cost of Services Revenue. Cost of services revenue includes personnel and other costs related to professional services and customer support. Cost of services revenue was approximately $2.2 million and $2.4 million for the three months ended June 30, 2001 and 2000, respectively and $4.6 million and $5.0 million for the six months ended June 30, 2000 and 2001, respectively. Cost of services revenue decreased approximately $200,000 or 10%, for the three months ended June 30, 2001 compared to the same period in 2000, while cost of services as a percentage of service revenues decreased to 53% from 77% for the same period. Cost of services revenue decreased approximately $450,000 or 9%, for the six months ended June 30, 2001 compared to the same period in 2000, while cost of services as a percentage of service revenues decreased to 56% from 78% for the same period. The decrease in cost of services revenue as a percentage of services revenue was primarily due to the continued growth of maintenance revenue attributable to the overall growth in our installed customer base.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with marketing programs, such as trade shows, advertising, public relations and new product launches. Sales and marketing expenses were approximately $5.0 million and $6.9 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of approximately $1.9 million or 28%. Sales and marketing expenses were approximately $11.2 million and $13.8 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of approximately $2.6 million or 19%. These decreases are primarily due to the reduction in the variable component of total compensation related costs (i.e. bonuses, commissions and related payroll taxes) which are directly related to the decrease in revenues for the periods presented. A reduction in marketing expenditures as part of overall cost containment efforts also contributed to the overall decrease in sales and marketing expenses for the current year periods presented. Sales and marketing expenses as a percentage of total revenue was 76.2% and 53.1% for the three months ended June 30, 2001 and 2000, respectively, and 67.7% and 58.5% for the six months ended June 30, 2001 and 2000. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market penetration of our products. Accordingly, we anticipate that we will continue to invest in sales and marketing for the foreseeable future, and sales and marketing expenses as a percentage of total revenue will fluctuate.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, program managers and quality assurance personnel and payments to outside contractors. Research and development expenses were approximately $3.3 million and $3.7 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of approximately $400,000 or 11%. Research and development expenses were approximately $6.3 million and $7.7 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of approximately $1.4 million or 18%. These decreases were primarily due to the reduction in the variable component of total compensation related costs combined with a significant decrease in the use of third party consultants within our research and development group. Research and development expenses as a percentage of total revenue was 51% and 29% for the three months ending June 30, 2001 and 2000, respectively and 38% and 33% for the six months ending June 30, 2001 and 2000, respectively. We believe that a significant research and development investment is essential for us to maintain our market position, expand functionality of our knowledge-enabling software and integrate the technology acquired as part of the acquisition of AnswerLogic. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future. As such, we expect research and development costs as a percentage of total revenue to fluctuate. In the development of our new products and enhancements of existing products, the technological feasibility of our software is not established until substantially all product development is complete. Accordingly, software development costs eligible for capitalization were insignificant, and all costs related to internal research and development have been expensed as incurred.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. General and administrative expenses were approximately $1.7 million and $2.7 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of approximately $1 million or 37%. General and administrative expenses were approximately $3.5 million and $5.0 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of approximately $1.5 million or 30%. These decreases were primarily due to the reduction in the variable component of total compensation related costs along with a decrease in bad debt expense and professional service fees during the current period. General and administrative expenses as a percentage of total revenue were 25% and 21% for the three months ended June 30, 2001 and 2000, respectively, and 21% for both the six months ended June 30, 2001 and 2000. The decrease in total general and administrative expenses reflects the continued impact of the overall cost containment measures taken by us over the last few quarters. We believe that our general and administrative expenses will fluctuate both as an absolute dollar amount and as a percentage of total revenue in future periods.

Goodwill Amortization. Amortization of goodwill was $79,000 for both the three and six months ended June 30, 2001. The goodwill amortization expense is a result of the acquisition of AnswerLogic, which was completed in May 2001 and accounted for under the purchase method of accounting. The goodwill amortization of $79,000 reflects the amortization expense for the month of June 2001.

Merger Related Costs. Merger related costs were approximately $505,000 for the six months ended June 30, 2000. These costs were recorded in connection with the January 2000 merger with 2order.com that was accounted for under the pooling-of-interests method of accounting.

Other Income, Net. Other income, net of other expense, was $388,000 and $710,000 for the three months ended June 30, 2001 and 2000, respectively and $915,000 and $1.5 million for the six months ended June 30, 2001 and 2000, respectively. The variances from period to period were due to fluctuations in the average combined cash and cash equivalents and short-term investment balances. We expect to continue to yield investment income on our average balance of combined cash and cash equivalents and short-term investments at an average rate comparable to that experienced in the first six months of 2001.

Income Taxes. We have not recorded income tax benefits related to the net operating losses in 2000 and the first six months of 2001 as a result of the uncertainties regarding the realization of the net operating losses. Tax expense recorded in both the second quarter of 2001 and 2000 and the first six months of 2001 and 2000 primarily relates to tax expense from our foreign operations.

Liquidity and Capital Resources

As of June 30, 2001, we had cash, cash equivalents and short-term investments of approximately $30.3 million, a decrease of $9.7 million from the $40.0 million of cash, cash equivalents and short-term investments held as of December 31, 2000. As of June 30, 2001, our working capital was approximately $24.4 million compared to approximately $34.4 million at December 31, 2000.

Our operating activities resulted in net cash outflows of approximately $8.7 million for the six months ended June 30, 2001. Adjustments to the $8.7 million net loss to reconcile to cash used in operating activities includes approximately $3.7 million for the decrease in compensation-related accruals, account payable, accrued liabilities and deferred revenue. This is offset by approximately $2.6 million for the decrease in accounts receivable combined with $1.2 million in depreciation and amortization. Net cash used in operating activities was approximately $13.3 million for the six months ended June 30, 2000.

Investing activities provided cash of approximately $21.1 million for the six months ended June 30, 2001. Investing activities for this period consisted primarily of approximately $31.8 million in proceeds from the maturity of short-term investments offset by approximately $9.2 million in purchases of short-term investments. Further activities included the purchase of approximately $1 million in capital equipment along with the issuance of a $750,000 related party note. Net cash provided by investing activities was approximately $10.1 million for the six months ended June 30, 2000.

Financing activities provided cash of $235,000 for the six months ended June 30, 2001. Financing activities for this period included $353,000 in proceeds from the exercise of stock options, partially offset by $118,000 in payments made on long-term debt and lease obligations. Net cash provided by financing activities was approximately $2.4 million for the six months ended June 30, 2000.

We will continue to invest for the foreseeable future in growth opportunities for our business, including:

     .  enter new markets for our products and services

     .  expanding distribution channels and partner relationships

     .  acquiring technology that expands product offerings

     .  increasing research and development spending


While we will continue to implement cost containment efforts across our business, our operating expenses will consume a material amount of our cash resources. We believe that our existing cash and cash equivalents and available line of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our current shareholders' ownership interest in Primus.

Recently Issued Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No.141 requires that all business combinations be accounted for under a single method -
- the purchase method. Use of the pooling-of-interests method no longer is permitted. FAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies will be January 1, 2002.

As of the date of adoption, the Company expects to have unamortized goodwill of approximately $2.2 million, which will be subject to the transition provisions of FAS No. 141 and 142. Because of the extensive effort needed to comply with adopting FAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Any changes as required by these statements or any other accounting standards could materially adversely affect our business, financial condition and operating results.

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

     We have incurred net losses in each quarter since inception and we could continue to incur net losses for the foreseeable future. As of June 30, 2001, we had an accumulated deficit of $76.1 million. We expect to continue to devote substantial resources to our product development, sales and marketing and our customer support and professional service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period.

Quarterly fluctuations in our operating results may adversely affect our stock price.

     Fluctuations in our operating results, particularly compared to the expectations of market analysts or investors, could cause severe volatility in the price of our common stock. Our license revenues have fluctuated substantially from quarter to quarter and are likely to continue to do so in the future. Current general economic conditions have adversely affected our customers' capital investment levels in CRM and Knowledge Management systems.
We typically derive a significant portion of our product license revenues in each quarter from a small number of relatively large orders. Our operating results for a particular quarter could be materially, adversely affected if we are unable to complete one or more substantial license sales or implementations planned for that quarter. Furthermore, customer budget cycles and order deferrals in anticipation of new products or product enhancements introduced by our competitors or us can cause our revenues to fluctuate significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on such comparisons to predict our future performance. We will continue to base our decisions regarding operating expenses on anticipated revenue trends. Therefore, to the extent our actual revenues fall short of our expectations, our operating results will suffer and our stock price will likely decline.

Factors outside our control may cause the timing of our license revenues to vary from quarter-to-quarter, possibly adversely affecting our operating results.

     Applicable accounting policies may cause us to report new license agreements as deferred revenue until implementation begins. As a result, we may experience variability in our license revenues from quarter to quarter due to factors outside our control, including:

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

     The market for our products is new and rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of CRM processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts.

     In addition, competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. Some current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases that they could leverage. They might be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive terms. Some of the companies providing e-commerce and traditional customer relationship management solutions that may compete with us include Autonomy, Inference, Kana, Nortel Networks/Clarify, Oracle, Peoplesoft, Right Now Technologies, ServiceWare and Siebel. Competitors to our Answer Engine product offerings may include Ask Jeeves, Answerfriend, and Kanisa.

     The principal competitive factors in our industry include:

  . vendor and product reputation               . product ease-of-use

  . the availability of products on             . the quality of customer
    the Internet and multiple                     support services,
    operating platforms                           documentation and training

  . measurable economic return                  . the quality, speed and
                                                  effectiveness of application
  . customer referenceability                   . development services

  . product quality, performance and price          . the effectiveness of sales and marketing efforts

  . breadth of product functionality and features   . product integration with other enterprise applications

  . product scalability

     As the market for CRM and Knowledge Management software matures, it is possible that new and larger companies will enter the market, existing competitors will form alliances or current and potential competitors could acquire, be acquired by or establish cooperative relationships with third parties. The resulting organizations could have greater technical, marketing and other resources and improve their products to address the needs of our existing and potential users, thereby increasing their market share. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

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

     Product license revenues and related services from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues through June 30, 2001, and we expect these products to continue to account for a substantial portion of our revenues for the remainder of 2001. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, integrate and sell products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

We may not be able to forecast its revenues accurately because our products have a long and variable sales cycle.

     The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the sales cycles for our products have taken 3 to 12 months. Our sales cycles have required pre-purchase evaluation by a significant number of individuals in its customers' organizations.

                                 Page 19 0f 27

Along with third parties that jointly market our software , we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current economic downturn were to continue, the sales cycle for our products may become longer and we may require more time and resources to complete sales.

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

     To date, we have licensed our products primarily through our direct sales force. Our future revenue growth will depend in large part on our ability to recruit, train and manage additional sales and marketing personnel and to expand our indirect distribution channels. We have experienced difficulty in recruiting qualified sales and marketing personnel and in establishing third-party relationships. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues. Our business, financial condition and operating results will be materially adversely affected if we fail to effectively expand our sales and marketing resources.

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

Our failure to attract and retain skilled technical personnel may adversely affect our product development, sales and customer satisfaction.

     Qualified technical personnel are in great demand throughout the software industry. The demand for qualified technical personnel is particularly acute in the Pacific Northwest, due to the large number of software companies and historically low unemployment in the region. Our success depends in large part upon our continued ability to attract and retain highly skilled technical employees, particularly software architects and engineers. Our failure to attract and retain the highly-trained technical personnel that are integral to our direct sales, product development and customer support teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, financial condition and operating results.

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

     . issue equity securities, which would dilute current shareholders' percentage ownership

     .  assume contingent, unrecorded and warranty liabilities

     .  incur a one-time charge

     .  amortize goodwill and other intangible assets

These difficulties could disrupt our ongoing business, divert management resources and/or increase our expenses.

If we do not integrate acquired technology quickly and effectively, many of the potential benefits of any acquisition may not be realized.

     From time to time, we evaluate various acquisition opportunities, such as our acquisition of AnswerLogic. If we successfully complete any such acquisition transaction, we cannot assure you that we will be able to integrate the acquired technology quickly and effectively. In order to obtain the benefits of any such acquisition, we typically must make the acquired technology, products and services operate together with our technology, products and services. We may be required to spend additional time or money on integration which would otherwise be spent on developing our business and services or other matters. If we do not integrate the technologies effectively or if management and technical staff spend too much time on integration issues, it could harm our business, financial condition and results of operations. In addition, the success of any such acquisition may also depend on our ability to successfully integrate and manage the acquired operations and retain or replace the key employees of the acquired business.

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

     Revenues from customers outside the United States represented approximately $3.4 million for the six months ended June 30, 2001 or 20.2% of our total revenue for the same period. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

     .  costs and complexity of customizing products for foreign countries

     .  laws and business practices favoring local competition

     .  compliance with multiple, conflicting and changing laws and regulations

                                 Page 21 0f 27

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

     Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, including traditional CRM software sold by Kana, Nortel Networks/Clarify, Onyx, Peoplesoft, Peregrine, Remedy, Siebel and others. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. These vendors have also been open to licensing us rights to use their development tools to build integrations to their products. If any one of them should close their programs' interface, fail to grant us necessary licenses or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products' integration with future systems.

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

     Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with customers, consultants and vendors. We have not signed such agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies in the event of, such breaches.

     We pursue the registration of some of our trademarks and service marks in the United States and in certain other countries, but we have not secured registration of all our marks. Significant portions of our marks include the word "Primus." Other companies use "Primus" in their marks alone or in combination with other words, and we cannot prevent all third-party uses of the word "Primus." We license certain trademark rights to third parties. Such licensees may not abide by compliance and quality control guidelines with respect to such trademark rights and may take actions that would adversely affect our trademarks.

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

We may face liability claims that could result in unexpected costs and damage to Primus' reputation.

     Our licenses with customers generally contain provisions designed to limit its exposure to potential product liability claims, such as disclaimers of warranties and limitation son liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to Primus for the product or services giving rise to the damages. However, these contractual limitations on liability may not be enforceable and we may be subject to claims based on errors in its software or mistakes in performing its services including claims relating to damages to our customers' internal systems. A product liability claim, whether or not successful, could harm our business by increasing its costs, damaging its reputation and distracting its management.

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

Future regulation of the Internet may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

     Due to the increasing popularity and use of the Internet, it is possible that state, federal and foreign regulators could adopt laws and regulations that impose additional burdens on those companies that conduct business online. These laws and regulations could discourage web-based communications and customer self-service, which could reduce demand for our products and services.

     The growth and development of the market for online services may prompt calls for more stringent consumer protection laws for law that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication and customer self-service, could decrease demand for our products and services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could harm our growth and increaseour costs.

Changes in accounting standards could affect the calculation of our future operating results.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No.141 requires that all business combinations be accounted for under a single method -
- the purchase method. Use of the pooling-of-interests method no longer is permitted. FAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies will be January 1, 2002.

As of the date of adoption, the we expect to have unamortized goodwill of approximately $2.2 million, which will be subject to the transition provisions of FAS No. 141 and 142. Because of the extensive effort needed to comply with adopting FAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Any changes as required by these statements or any other accounting standards could materially adversely affect our business, financial condition and operating results.

Our security could be breached, which could damage our reputation and deter customers from using our services.

     We must protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could diversely affect our ability to retain or attract customers, damage its reputation and subject it to litigation. We could be subject to denial of service, vandalism and other attacks on its systems by Internet hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security
measures may fail.   Our insurance coverage in certain circumstances may be
insufficient to cover losses that may result from such events.

You should not unduly rely on forward-looking statements because they are inherently uncertain.

     You should not rely on forward-looking statements in this report. This document contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future" and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. The forward-looking statements contained in this report are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this document and in our other reports and documents on file with the U.S. Securities and Exchange Commission

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and related change in the market values of our investments and foreign currency exchange risk.

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

During the six months ended June 30, 2001, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. Fixed rate investments at June 30, 2001 of approximately $6.9 million had a weighted average interest rate of 5.94% and are primarily due in 2001. At June 30, 2001, there were no variable rate investments in our investment securities portfolio. We believe that the impact on the fair market value of our securities and our earnings for the remainder of 2001 from a hypothetical 10% increase in interest rates would be insignificant.

Foreign Currency Exchange Risk. We develop products in the United States and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are predominantly priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have two foreign subsidiaries whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in 2000 and 2001. If, during the remainder of 2001, the U.S. dollar uniformly decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for the remainder of 2001 would likely not be significantly effected.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

Primus is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

Item 2.    Change in Securities

(c)   Recent Sales of Unregistered Securities

On May 31, 2001, Primus acquired AnswerLogic Inc., for purchase consideration of 750,000 shares of Primus' common stock and acquisition expenses of $140,000. Primus recorded approximately $2.8 million for goodwill in connection with this acquisition. Each of the recipients of the shares in the transaction was an accredited investor (as that term is defined in Regulation D adopted under the Securities Act of 1933, as amended (the "Securities Act") and the issuance of the shares was exempt from registration under the Securities Act by virture of
Section 4(2) and Rule 506 thereunder.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.21 Loan agreement dated April 16, 2001 between registrant and Michael Brochu.

     10.22 Promissory note dated April 16, 2001 between registrant and Michael Brochu.


(b)  Reports on Form 8-K.

     We filed the following reports on Form 8-K during the quarter covered by this Form 10-Q:

     On June 15, 2001, we filed a Form 8-K reporting the acquisition of AnswerLogic Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PRIMUS KNOWLEDGE SOLUTIONS, INC.


Date:  August 14, 2001       By: /s/ Ronald M. Stevens
                                ------------------------------------------------
                             Ronald M. Stevens
                             Vice President, Chief Financial Officer,
                             and Treasurer

                             (Principal financial and chief accounting officer)