Form 10-Q
period 2001-09-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2001-11-14
CIK 1067797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001       COMMISSION FILE NUMBER: 000-26273



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

                                 Yes [X] No [ ]

     As of November 9, 2001 there were 18,895,706 shares of the Registrant's Common Stock outstanding.

                        Primus Knowledge Solutions, Inc.
                                    Form 10-Q
                               September 30, 2001

                                      INDEX

PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

          .    Condensed Consolidated Balance Sheets as of September
               30, 2001 and December 31, 2000 .............................   3

          .    Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 2001 and 2000 ....   4

          .    Condensed Consolidated Statements of Shareholders' Equity
               for the three months ended March 31, 2001, June 30, 2001
               and September 30, 2001 .....................................   5

          .    Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2001 and 2000 ...................   6

          .    Notes to Condensed Consolidated Financial Statements .......   7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................  13

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ......  28


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings ...............................................  29

ITEM 2.   Change in Securities ............................................  29

ITEM 6.   Exhibits and Reports on Form 8-K ................................  29

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

                                                            September 30, 2001        December 31, 2000
                                                            ------------------        -----------------

                                         ASSETS

Current assets:
     Cash, cash equivalents and short-term investments          $  23,076                 $  39,959
     Accounts receivable, net, including related party
       amounts of $413 and $862 at September 30, 2001 and
       December 31, 2000, respectively                              6,231                    10,745
     Prepaid expenses and other current assets                      1,076                       785
                                                                ---------                 ---------

              Total current assets                                 30,383                    51,489

Property and equipment, net                                         5,832                     5,090
Goodwill                                                            2,517                       --
Note receivable from related party                                    750                       --
Other assets                                                          241                       359
                                                                ---------                 ---------

              Total assets                                      $  39,723                 $  56,938
                                                                =========                 =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $   2,460                 $   4,071
     Accrued and other liabilities                                  1,560                     2,224
     Compensation-related accruals                                  1,319                     3,245
     Deferred revenue, including related party amounts
       of $531 and $401 at September 30, 2001 and December
       31, 2000, respectively                                       6,816                     7,551
                                                                ---------                 ---------

              Total current liabilities                            12,155                    17,091
                                                                ---------                 ---------

Shareholders' equity:
     Common stock                                                     473                       452
     Additional paid-in-capital                                   110,141                   106,876
     Deferred stock-based compensation                                --                        (54)
     Accumulated other comprehensive income (loss)                     21                       (44)
     Accumulated deficit                                          (83,067)                  (67,383)
                                                                ---------                 ---------
              Total shareholders' equity                           27,568                    39,847
                                                                ---------                 ---------

              Total liabilities and shareholders' equity        $  39,723                 $  56,938
                                                                =========                 =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                    --------------------------------       -------------------------------
                                                        2001               2000                 2001               2000
                                                    ------------       -------------       -------------       -----------
Revenues:
     License:
         Third party                                         730              6,045               7,536             21,789
         Related party-Primus KK                             280                209               1,817              1,554
                                                    ------------        -----------         -----------        -----------
                                                    $      1,010        $     6,254         $     9,353        $    23,343
     Services:
         Third party                                       3,524              3,781              11,210             10,076
         Related party-Primus KK                             196                 99                 762                234
                                                    ------------        -----------         -----------        -----------
                                                           3,720              3,880              11,972             10,310
                                                    ------------        -----------         -----------        -----------

         Total revenues                                    4,730             10,134              21,325             33,653
                                                    ------------        -----------         -----------        -----------

Cost of revenues:
     License                                                  53                212                 255                865
     Services                                              1,591              2,414               6,183              7,461
                                                    ------------        -----------         -----------        -----------

         Total cost of revenues                            1,644              2,626               6,438              8,326
                                                    ------------        -----------         -----------        -----------

                Gross profit                               3,086              7,508              14,887             25,327

Operating expenses:
     Sales and marketing                                   4,863              6,350              16,102             20,112
     Research and development                              3,742              3,704              10,040             11,432
     General and administrative                            1,840              1,862               5,387              6,876
     Amortization of goodwill                                235                --                  314                --
     Merger related costs                                    --                 --                  --                 505
                                                    ------------       ------------        ------------       ------------

         Total operating expenses                         10,680             11,916              31,843             38,925
                                                    ------------       ------------        ------------       ------------

                Loss from operations                      (7,594)            (4,408)            (16,956)           (13,598)
Other income                                                 242                674               1,185              2,153
Other expense                                               (107)               --                 (135)              (114)
                                                    ------------       ------------        ------------       ------------
         Loss before income taxes and
           extraordinary item                             (7,459)            (3,734)            (15,906)           (11,559)
Income tax expense                                            75                 39                 344                121
                                                    ------------       ------------        ------------       ------------

         Net loss before extraordinary item               (7,534)            (3,773)            (16,250)           (11,680)

         Extraordinary gain on disposal of assets            566                --                  566                --
                                                    ------------       ------------        ------------       ------------
                Net loss                                  (6,968)            (3,773)            (15,684)           (11,680)
Preferred stock accretion                                    --                 --                  --                 (43)
                                                    ------------       ------------        ------------       ------------
         Net loss available to common
           shareholders                             $     (6,968)      $     (3,773)       $    (15,684)      $    (11,723)
                                                    ============       ============        ============       ============
Basic and diluted net loss per common share:

         Net loss before extraordinary item         $      (0.40)      $      (0.21)       $      (0.88)      $      (0.67)
         Extraordinary gain on disposal of assets           0.03                --                 0.03                --
                                                    ------------       ------------        ------------       ------------
                                                    $      (0.37)      $      (0.21)       $      (0.85)      $      (0.67)
                                                    ============       ============        ============       ============
Shares used in computing basic and diluted
  net loss per common share                           18,893,353         17,895,590          18,439,226         17,605,953
                                                    ============       ============        ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                                            Accumulated
                                                                 Additional    Deferred        other                       Total
                                                                   paid-in   stock-based   comprehensive  Accumulated  shareholders'
                                              Common stock         capital   compensation  (loss) income    deficit       equity
                                              ------------       ----------  ------------  -------------  -----------  -------------
                                          Shares      Par value
                                        ----------    ---------
Balance at December 31, 2000........... 18,045,376     $   452   $  106,876    $    (54)      $    (44)   $  (67,383)    $  39,847

Exercise of stock options and warrants.     48,183           1          143         --             --            --            144
Amortization of deferred stock-based
  compensation.........................        --          --           --            8            --            --              8
Comprehensive loss:
  Foreign currency translation loss....        --          --           --          --             (34)          --            --
  Unrealized gain on short-term
    investments........................        --          --           --          --              29           --            --
  Net loss.............................        --          --           --          --             --         (3,279)
                                                                                              --------     ---------
        Total comprehensive loss.......        --          --           --          --              (5)       (3,279)       (3,284)
                                        ------------------------------------------------------------------------------------------
Balance at March 31, 2001.............. 18,093,559     $   453   $  107,019    $    (46)      $    (49)    $ (70,662)    $  36,715
                                        ------------------------------------------------------------------------------------------
Exercise of stock options and warrants.      2,461         --             7         --             --            --              7
Amortization of deferred stock-based
  compensation.........................        --          --           --            7            --            --              7
Stock issued for acquisition of
  AnswerLogic..........................    750,000          19        2,936         --             --            --          2,955
Stock issued for employee stock
  purchase plan........................     43,545           1          201         --             --            --            202

Comprehensive loss:
  Foreign currency translation loss....        --          --           --          --              (7)          --            --
  Unrealized loss on short-term
    investments........................        --          --           --          --             (10)          --            --
  Net loss.............................        --          --           --          --             --         (5,437)
                                                                                             ---------     ---------
        Total comprehensive loss.......        --          --           --          --             (17)       (5,437)       (5,454)
                                        ------------------------------------------------------------------------------------------
Balance at June 30, 2001............... 18,889,565     $   473    $ 110,163    $    (39)     $     (66)    $ (76,099)    $  34,432
                                        ------------------------------------------------------------------------------------------
Exercise of stock options and warrants.      4,299         --            11         --             --            --             11
Amortization of deferred stock-based
  compensation.........................        --          --           --            6            --            --              6
Forfeiture of non-vested deferred
  stock based compensation.............        --          --           (33)         33            --            --            --
Comprehensive loss:
  Foreign currency translation gain....        --          --           --          --              35           --            --
  Unrealized gain on short-term
    investments........................        --          --           --          --              52           --            --
  Net loss.............................        --          --           --          --             --         (6,968)
                                                                                             ---------     ---------
Total comprehensive loss...............        --          --           --          --              87        (6,968)       (6,881)
                                        ------------------------------------------------------------------------------------------
Balance at September 30, 2001.......... 18,893,864     $   473    $ 110,141    $    --       $      21     $ (83,067)    $  27,568
                                        ==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                          2001                   2000
                                                                        --------              ---------
Cash flows from operating activities:

     Net loss                                                           $(15,684)             $ (11,680)
          Adjustments to reconcile net loss to net cash used
            in operating activities:
               Extraordinary gain on disposal of assets                     (566)                     -
               Option and warrant expense                                     21                    227
               Depreciation and amortization                               2,155                  1,998
               Changes in assets and liabilities:
                    Accounts receivable                                    4,604                  1,221
                    Prepaid expenses and other current assets               (249)                   237
                    Other assets                                             118                     64
                    Accounts payable and accrued liabilities              (3,202)                (1,278)
                    Compensation-related accruals                         (2,146)                  (302)
                    Deferred revenue                                        (735)                (3,019)
                                                                        --------              ---------

                         Net cash used in operating activities           (15,684)               (12,532)
                                                                        --------              ---------

Cash flows from investing activities:

     Purchases of short-term investments                                 (11,260)                (6,780)
     Proceeds from maturity of short-term investments                     35,641                 25,516
     Purchases of property and equipment                                  (1,405)                (3,392)
     Proceeds from sale of assets                                            685                      -
     Issuance of note receivable from related party                         (750)                     -
     Cash paid in acquisition, net of cash assumed                           237                      -
                                                                        --------              ---------

                         Net cash provided by investing
                           activities                                     23,148                 15,344
                                                                        --------              ---------

Cash flows from financing activities:

     Repayments on long-term debt                                           (781)                  (379)
     Proceeds from the issuance of common stock                              364                  4,325
                                                                        --------              ---------

                         Net cash (used in) provided by
                           financing activities                             (417)                 3,946
Effect of exchange rate changes on cash                                      380                    (33)
                                                                        --------              ---------

                         Net increase in cash and cash
                           equivalents                                     7,427                  6,725
Cash and cash equivalents at beginning of period                          10,502                 17,602
                                                                        --------              ---------

Cash and cash equivalents at end of period                              $ 17,929               $ 24,327
                                                                        ========               ========


Non-cash investing and financing activities:

Shares issued for acquisition of AnswerLogic, Inc.                   $ 2,955,000                      -
Assets and liabilities assumed in acquisition:
         Current assets                                                  144,000                      -
         Property and equipment                                        1,300,000                      -
         Goodwill                                                      2,831,000                      -
         Accounts payable and accrued liabilities                        490,000                      -
         Compensation-related accruals                                   287,000                      -
         Obligations under credit facility                               781,000                      -


The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

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

Primus has approximately 180 customers worldwide. In addition to our traditional markets of technology and telecommunications, we touch vertical markets that include aerospace, financial services, manufacturing and retail. Sales are primarily generated through a domestic and European field sales organization as well as through our minority owned distributor in Japan. We develop our products, which are sold domestically and internationally, at our Seattle, Washington headquarters.

On May 31, 2001, Primus acquired AnswerLogic Inc. ("AnswerLogic"). AnswerLogic's technology provides Primus with natural language programming and semantic understanding capabilities that is a natural extension to our product suite. These new capabilities will allow Primus customers to provide direct answers to customer questions from unstructured data sources --HTML, PDF and text formats -- as well as structured information contained in the Primus knowledgebase. Primus has included AnswerLogic's operating results in its consolidated operating results beginning on June 1, 2001 (see Note 3).

During the third quarter, Primus discontinued funding future product development for 2Order.com, Inc, a wholly owned subsidiary. On September 29, 2001, 2Order.com, Inc. sold the intellectual property associated with the current shipping versions of the eSales product line and certain other assets to its leading reseller (see Note 8). As a result of this transaction, Primus' reseller rights for the eSales product line were cancelled.

The condensed consolidated financial statements include the accounts of Primus and our wholly owned subsidiaries, including our foreign subsidiaries, Primus UK Ltd. and Primus Knowledge Solutions France. All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain balances have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments are comprised of the following (in thousands, except per share data):

                                     September 30, 2001        December 31, 2000
                                     ------------------        -----------------

Cash and cash equivalents                 $  17,929                $  10,502
Short-term investments                        5,147                   29,457
                                          ---------                ---------

Total cash, cash equivalents
   and short-term investments             $  23,076                $  39,959
                                          =========                =========


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

We currently recognize license revenue over the core implementation period if implementation services are included in the original license arrangement and are considered to be essential to the functionality of the software. As a result, even where we have a signed license agreement for the purchase of our software and have delivered the software, license revenue recognition depends on whether we have begun core implementation. For license agreements under which we have no implementation responsibility, or where implementation is not considered to be essential to the functionality of the software, we recognize revenue upon delivery of the software. Examples of situations under which we have no implementation responsibility include additional license sales to existing customers or customers who elect to use internal or third party resources to implement the software.

We enter into distributor agreements that typically provide for sublicense fees based on a percentage of list price. Sublicense fees are generally recognized when persuasive evidence of an arrangement between the distributor and their customer exists, the software is delivered to their customer, collection is probable and the fee is fixed or determinable. Our agreements with our end customers and distributors do not contain product return rights.

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

Recently Issued Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No.141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. FAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies will be January 1, 2002.

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (Statement No.143), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt the provisions of Statement No. 143 on January 1, 2003. The Company believes the adoption of this statement will not have a material impact on its financial statements.

In October, 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company will adopt the provisions of Statement No. 144 on January 1, 2002. The Company believes the adoption of this statement will not have a material impact on its financial statements.

NOTE 3.   ACQUISITION OF ANSWERLOGIC INC.

On May 31, 2001, Primus acquired AnswerLogic Inc. ("AnswerLogic"). AnswerLogic's technology provides Primus with natural language programming and semantic understanding capabilities that is a natural extension to our product suite. These new capabilities will allow Primus customers to provide direct answers to customer questions from unstructured data sources -- HTML, PDF and text formats -- as well as structured information contained in the Primus knowledgebase. At the closing of the acquisition, all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock.

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


                                                      Nine Months Ended
                                                        September 30,
                                               ------------------------------
                                                   2001              2000
                                               ------------      ------------

Total revenues                                   $ 21,368          $ 33,653

Loss before extraordinary item                    (20,593)          (18,134)

Net loss                                          (20,027)          (18,134)
Pro forma net loss per share:

     Basic and diluted                              (1.06)            (0.99)


NOTE 4.   EARNINGS PER SHARE

In accordance with Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share," we report both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. Net loss available to common shareholders includes net loss and preferred stock accretion. As we had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants, stock options, and convertible preferred stock to acquire common shares were excluded from the computation of diluted earnings per share at September 30, 2001 and 2000, as the effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase 6,191,959 and 4,141,360 common shares at September 30, 2001 and 2000, respectively.

NOTE 5.  COMPREHENSIVE LOSS

The following table reconciles net loss as reported to total comprehensive loss for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per share data):

                                                        Three Months Ended                     Nine Months Ended
                                                          September 30,                          September 30,
                                                   -----------------------------        ------------------------------
                                                      2001               2000                2001             2000
                                                   -----------       -----------        -------------     ------------
Net loss                                           $    (6,968)      $    (3,773)        $   (15,684)      $   (11,680)

Other comprehensive income (loss):
    Foreign currency translation gain (loss)                35               (10)                 (6)              (33)
    Unrealized gain on securities
      available-for-sale                                    52                53                  71                55
                                                   -----------       -----------         -----------       -----------
Total comprehensive loss                           $    (6,881)      $    (3,730)        $   (15,619)      $   (11,658)
                                                   ===========       ===========         ===========       ===========


NOTE 6.  BUSINESS SEGMENT INFORMATION

Primus and our subsidiaries are principally engaged in the design, development, marketing, sale and support of our knowledge enabling software products: eServer, eSupport, Interchange and Answer Engine. Substantially all revenues result from the licensing of our software products and related consulting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenues are derived from customers in the United States. Our international sales are principally in Europe and Japan. The following geographic information is presented for three and nine months ended September 30, 2001 and 2000 (in thousands, except per share data):

                           Three Months Ended            Nine Months Ended
                              September 30,                September 30,
                          ----------------------------------------------------
                            2001         2000            2001           2000
                          -------       -------       ---------       --------
  United States           $ 3,755       $ 8,508        $ 16,997       $ 25,781
  Japan                       476           308           2,579          1,788
  Other                       499         1,318           1,749          6,084
                          -------       -------        --------       --------
     Total revenues       $ 4,730       $10,134        $ 21,325       $ 33,653
                          =======       =======        ========       ========

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

NOTE 8.   EXTRAORDINARY ITEM

In September 2001, the Company, on a consolidated basis, recognized an extraordinary gain of $566,000 on the sale of certain assets and intellectual property of its wholly owned subsidiary 2Order.com, Inc ("2Order"), in exchange for cash of $685,000. 2Order was acquired in January 2000 through a business combination accounted for using the pooling-of-interests method of accounting. The decision to dispose of these assets was not contemplated at the time 2Order was acquired, but was made in the ordinary course of business based on the change in the Company's marketing strategy, the poor operating results of 2Order's product lines and the significant funding burden on the Company to continue supporting 2Order.

NOTE 9.   SUBSEQUENT EVENT

During the fourth quarter of 2001, the Company anticipates it will take a restructuring charge related to a cost reduction initiative. As part of this initiative the Company will continue focusing its efforts on its core business. This will result in the reduction of worldwide staffing levels by approximately 30% by December 31, 2001. The Company is working on finalizing other components of this cost reduction initiative including reductions in facilities and associated overhead. The restructuring charge for the fourth quarter will include severance, as well as a charge for reduction of excess facilities and overhead, the majority of which are in Seattle, Washington and Atlanta, Georgia.

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

OVERVIEW

Primus Knowledge Solutions, Inc. provides application software that enables companies and their customers to access the information they need, easily and on demand. Our software delivers the ability to capture and share knowledge to optimize employee productivity, improve the customer service experience, and enable a rapid return on investment. Primus(R) software products can be implemented as a suite or as individual products, depending on the customer's preference and/or immediate need.

To compete in today's business environment, companies must maximize their relationships with their existing customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement CRM initiatives and software. CRM software is designed to enable companies to interact with their customers using both traditional and emerging communication channels -- including the phone, web, email, chat, and voice over IP --and to manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

On May 31, 2001, Primus acquired AnswerLogic Inc.("AnswerLogic"). AnswerLogic's technology provides Primus with natural language programming and semantic understanding capabilities that is a natural extension to our product suite. These new capabilities will allow Primus customers to provide direct answers to customer questions from unstructured data sources -- HTML, PDF and text formats -- as well as structured information contained in the Primus knowledgebase.

During the third quarter, Primus discontinued funding future product development for 2Order.com, Inc, a wholly owned subsidiary. On September 29, 2001, 2Order.com, Inc. sold the intellectual property associated with the current shipping versions of the eSales product line and certain other assets to its leading reseller. As a result of this transaction, Primus' reseller rights for the eSales product line were cancelled.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     The following table sets forth certain financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period.


                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                     ---------------------     ----------------------
                                      2001          2000         2001          2000
                                     -------      -------      --------      --------

Revenues:
   License                              21.4%       61.7%        43.9%         69.4%
   Services                             78.6        38.3         56.1          30.6
                                      ------       -----        -----         -----
   Total revenues                      100.0       100.0        100.0         100.0
                                      ------       -----        -----         -----

Cost of revenues:
   License                               1.2         2.1          1.2           2.5
   Services                             33.6        23.8         29.0          22.2
                                      ------       -----        -----         -----

   Total cost of revenues               34.8        25.9         30.2          24.7
                                      ------       -----        -----         -----

Gross profit                            65.2        74.1         69.8          75.3
                                      ------       -----        -----         -----

Operating expenses:
   Sales and marketing                 102.8        62.6         75.5          59.8
   Research and development             79.1        36.6         47.1          34.0
   General and administrative           38.9        18.4         25.3          20.4
   Goodwill                              5.0         --           1.5           --
   Merger related costs                  --          --           --            1.5
                                      ------       -----        -----         -----

   Total operating expenses            225.8       117.6        149.4         115.7
                                      ------       -----        -----         -----

Loss from operations                  (160.6)      (43.5)       (79.6)        (40.4)

Other income, net                        2.9         6.7          4.9           6.1
                                      ------       -----        -----         -----
Loss before income taxes and
   extraordinary item                 (157.7)      (36.8)       (74.7)        (34.3)
Income tax expense                       1.6          .4          1.5            .4
                                      ------       -----        -----         -----

Net loss before extraordinary item    (159.3)      (37.2)       (76.2)        (34.7)
                                      ------       -----        -----         -----
Extraordinary gain on disposal
   of assets                            12.0         --           2.6           --

Net loss                              (147.3)%     (37.2)%      (73.6)%       (34.7)%
                                      ======       =====        =====         =====

Revenues

We derive our revenue from the sale of software licenses and related services including consulting, training, and support and maintenance contracts. Revenue was approximately $4.7 million and $10.1 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease in the third quarter of 2001 of approximately $5.4 million, or 53%, over the comparable quarter of the prior year. Revenue was approximately $21.3 million and $33.7 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of approximately $12.3 million, or 37%, over the comparable period of the prior year.

License Revenue. License revenue was approximately $1.0 million and $6.3 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease in the third quarter of 2001 of approximately

$5.3 million, or 84%, over the comparable quarter of the prior year. License revenue was approximately $9.4 million and $23.3 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of approximately $13.9 million, or 60%, over the comparable period of the prior year. International license revenues were approximately $300,000 and $751,000 for the three months ended September 30, 2001 and 2000, respectively and approximately $2.0 million and $7.9 million for the nine months ended September 30, 2001 and 2000, respectively. We believe the continued global slow down in information technology spending experienced by most software companies in our market segment contributed to this decline. We continued to encounter purchasing order deferrals by customers who remain cautious about capital spending in the face of this uncertain economy.

Services Revenue. Services revenue was approximately $3.7 million and $3.9 million for the three months ended September 30, 2001 and 2000, respectively, representing an decrease in the third quarter of 2001 of approximately $200,000, or 5%, over the comparable quarter of the prior year. Services revenue was approximately $12.0 million and $10.3 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of approximately $1.7 million or 17%, over the comparable period of the prior year. Maintenance and support contract revenues increased approximately $600,000 in the third quarter of 2001 over the comparable quarter of the prior year and increased approximately $3.4 million in the first nine months of 2001 over the same period in the prior year. Consulting fees decreased approximately $700,000 in the third quarter of 2001 over the comparable quarter of the prior year and decreased approximately $1.7 million in the first nine months of 2001 over the comparable period of the prior year.

Services revenue represented 79% and 38% of our total revenue for the three months ended September 30, 2001 and 2000, respectively and 56% and 31% of our total revenue for the nine months ended September 30, 2001 and 2000, respectively. Our growing installed base is the primary driver for the increase in maintenance revenues. This coupled with the significant decrease in license revenues resulted in the significant change in the percentage of revenue generated from licenses and services. We expect the amount of and proportion of services revenue to total revenue to fluctuate in the future, depending primarily on the dollar amount of software license sales and our customers' use of third-party consulting and implementation services providers.

Cost of Revenue

Cost of License Revenue. Cost of license revenue includes royalties and fees paid to third parties under license arrangements and costs related to duplication of our products and manuals. Cost of license revenue was approximately $53,000 and $212,000 for the three months ended September 30, 2001 and 2000, respectively, and approximately $255,000 and $865,000 for the nine months ended September 30, 2001 and 2000, respectively. Cost of license revenue as a percentage of license revenue was 5% and 3% for the three months ended September 30, 2001 and 2000, respectively and 3% and 4% for the nine months ended September 30, 2001 and 2000. We anticipate that our cost of license revenue will continue to fluctuate in absolute dollars and as a percent of license revenue. Cost of license revenue as a percentage of sales varies primarily due to the volume of software product sales and the type of royalty agreements in place at the time.

Cost of Services Revenue. Cost of services revenue includes personnel and other costs related to professional services and customer support. Cost of services revenue was approximately $1.6 million and $2.4 million for the three months ended September 30, 2001 and 2000, respectively and $6.2 million and $7.5 million for the nine months ended September 30, 2000 and 2001, respectively. Cost of services revenue decreased approximately $800,000 or 33%, for the three months ended September 30, 2001 compared to the same period in 2000, while cost of services as a percentage of service revenues decreased to 43% from 62% for the same period. Cost of services revenue decreased approximately $1.3 million or 17%, for the nine months ended September 30, 2001 compared to the same period in 2000, while cost of services as a percentage of service revenues decreased to 52% from 72% for the same period. The decrease in cost of services revenue as a percentage of services revenue was primarily due to the continued growth of maintenance revenue attributable to the overall growth in our installed customer base.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses and commissions earned by sales and marketing personnel, travel and costs associated with marketing programs, such as trade shows, advertising, public relations and new product launches. Sales and marketing expenses were approximately $4.9 million and $6.4 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of approximately $1.5 million or 23%. Sales and marketing expenses were approximately $16.1 million and $20.1 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of approximately $4.0 million or 20%. These decreases are primarily due to the reduction in the variable component of total compensation related costs (i.e. bonuses, commissions and related payroll taxes) which are directly related to the decrease in revenues for the periods presented. A reduction in marketing expenditures as part of overall cost containment efforts also contributed to the overall decrease in sales and marketing expenses for the current year periods presented. Sales and marketing expenses as a percentage of total revenue was 103% and 63% for the three months ended September 30, 2001 and 2000, respectively, and 75% and 60% for the nine months ended September 30, 2001 and 2000. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market penetration of our products. Accordingly, we anticipate that we will continue to invest in sales and marketing for the foreseeable future, and sales and marketing expenses as a percentage of total revenue will fluctuate.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, program managers and quality assurance personnel and payments to outside contractors. Research and development expenses were approximately $3.7 million for both the three months ended September 30, 2001 and 2000. Research and development expenses were approximately $10.0 million and $11.4 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of approximately $1.4 million or 12%. The decrease was primarily due to the reduction in the variable component of total compensation related costs combined with a significant decrease in the use of third party consultants within our research and development group. Research and development expenses as a percentage of total revenue was 79% and 37% for the three months ended September 30, 2001 and 2000, respectively and 47% and 34% for the nine months ended September 30, 2001 and 2000, respectively. We believe that a significant research and development investment is essential for us to maintain our market position, expand functionality of our knowledge-enabling software and continue to integrate the technology acquired as part of the acquisition of AnswerLogic. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future. As such, we expect research and development costs as a percentage of total revenue to fluctuate. In the development of our new products and enhancements of existing products, the technological feasibility of our software is not established until substantially all product development is complete. Accordingly, software development costs eligible for capitalization were insignificant, and all costs related to internal research and development have been expensed as incurred.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, administrative and information services personnel. General and administrative expenses were approximately $1.8 million and $1.9 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of approximately $100,000 or 5%. General and administrative expenses were approximately $5.4 million and $6.9 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of approximately $1.5 million or 22%. These decreases were primarily due to the reduction in the variable component of total compensation related costs along with a decrease in professional service fees during the current period. General and administrative expenses as a percentage of total revenue were 39% and 18% for the three months ended September 30, 2001 and 2000, respectively, and 25% and 20% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in total general and administrative expenses reflects the continued impact of the overall cost containment measures taken by us over the last few quarters. We believe that our general and administrative expenses will fluctuate both as an absolute dollar amount and as a percentage of total revenue in future periods.

Goodwill Amortization. Amortization of goodwill was $235,000 for the three months ended September 30, 2001 and $314,000 for the nine months ended September 30, 2001. The goodwill amortization expense is a result of the acquisition of AnswerLogic, which was completed in May 2001 and accounted for under the purchase method of accounting.

Merger Related Costs. Merger related costs were approximately $505,000 for the nine months ended September 30, 2000. These costs were recorded in connection with the January 2000 merger with 2Order.com that was accounted for under the pooling-of-interests method of accounting.

Other Income, Net. Other income, net of other expense, was $135,000 and $674,000 for the three months ended September 30, 2001 and 2000, respectively and $1.1 million and $2.0 million for the nine months ended September 30, 2001 and 2000, respectively. The variances from period to period were due to fluctuations in the average combined cash and cash equivalents and short-term investment balances and a decline in the average yield. We anticipate this trend will continue in the near future.

Income Taxes. We have not recorded income tax benefits related to the net operating losses in 2000 and the first nine months of 2001 as a result of the uncertainties regarding the realization of the net operating losses. Tax expense recorded in both the third quarter of 2001 and 2000 and the first nine months of 2001 and 2000 primarily relates to tax expense from our foreign operations.

Extraordinary Item. Extraordinary gain on the disposal of assets was $566,000 for the three and nine months ended September 30, 2001. This gain was recorded in connection with the September 2001 sale of certain intellectual property and assets of our wholly owned subsidiary 2Order.com, which was acquired through a business combination in January 2000 and accounted for using the pooling-of-interests method.

Liquidity and Capital Resources

As of September 30, 2001, we had cash, cash equivalents and short-term investments of approximately $23.1 million, a decrease of $16.9 million from the $40.0 million of cash, cash equivalents and short-term investments held as of December 31, 2000. As of September 30, 2001, our working capital was approximately $18.2 million compared to approximately $34.4 million at December 31, 2000.

Our operating activities resulted in net cash outflows of approximately $15.7 million for the nine months ended September 30, 2001. Adjustments to the $15.7 million net loss before extraordinary item to reconcile to cash used in operating activities includes approximately $6.1 million for the decrease in compensation-related accruals, accounts payable, accrued liabilities and deferred revenue. This is offset by approximately $4.6 million for the decrease in accounts receivable combined with $2.2 million in depreciation and amortization and $566,000 in extraordinary gain on disposal of assets. Net cash used in operating activities was approximately $12.5 million for the nine months ended September 30, 2000.

Investing activities provided cash of approximately $23.1 million for the nine months ended September 30, 2001. Investing activities for this period consisted primarily of approximately $35.6 million in proceeds from the maturity of short-term investments and $685,000 of proceeds from the sale of 2Order assets offset by approximately $11.3 million in purchases of short-term investments. Further activities included the purchase of approximately $1.4 million in capital equipment along with the issuance of a $750,000 related party note. Net cash provided by investing activities was approximately $15.3 million for the nine months ended September 30, 2000.

Our financing activities resulted in net cash outflows of approximately $417,000 for the nine months ended September 30, 2001. Financing activities for this period included $781,000 in payments made on long-term debt assumed in the AnswerLogic acquisition, partially offset by $364,000 in proceeds from the exercise of stock options. Net cash provided by financing activities was approximately $3.9 million for the nine months ended September 30, 2000.

We will continue to invest for the foreseeable future in growth opportunities for our business, including:

     .    entering new markets for our products and services

     .    expanding distribution channels and partner relationships

     .    acquiring technology that expands product offerings

     .    spending on research and development

The Company continues to focus on maximizing the performance of our core business and controlling costs to respond to today's economic reality. During the fourth quarter we will be reducing worldwide staffing levels by approximately 30%. In connection with this restructuring our executive vice president of worldwide sales and marketing, Kim Nelson, will be leaving the Company. The Company is working on finalizing other components of this restructuring including reductions in facilities and associated overhead. The restructuring charge for the fourth quarter will include severance, as well as a charge for reduction of excess facilities and overhead, the majority of which are in Seattle, Washington and Atlanta, Georgia.

If we are unable to successfully sublease or terminate our excess facilities at terms acceptable to us, we will incur substantial facilities costs for which we will receive no economic benefit. In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense reductions without adversely affecting our business and results of operations. We expect to continue to experience losses and negative cash flows in the near term, even if sales of our products and services grow.

While we will continue to implement cost containment efforts across our business, our operating expenses will consume a material amount of our cash resources. We believe that our existing cash, cash equivalents, short-term investments and available line of credit will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our current shareholders' ownership interest in Primus.

Recently Issued Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No.141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. FAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies will be January 1, 2002.

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

In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (Statement No.143), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt the provisions of Statement No. 143 on January 1, 2003. The Company believes the adoption of this statement will not have a material impact on its financial statements.

In October, 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company will adopt the provisions of Statement No. 144 on January 1, 2002. The Company believes the adoption of this statement will not have a material impact on its financial statements.

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

     We have incurred net losses in each quarter since inception and we could continue to incur net losses for the foreseeable future. As of September 30, 2001, we had an accumulated deficit of $83.1 million. We expect to continue to devote substantial resources to our product development, sales and marketing and our customer support and professional service groups. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may not be profitable in any future period.

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

     Applicable accounting policies may cause us to report new license agreements as deferred revenue until implementation begins. As a result, we may experience variability in our license revenues from quarter to quarter due to factors outside our control, including:

     .    whether we are providing implementation services

     .    whether implementation is delayed or takes longer than expected

     .    variability in the mix of new and existing customers

     Where we are implementing the software, we will account for the agreement as an item of deferred revenue and will recognize the license revenue over the period of core implementation. Most of our new customers typically begin implementation within 30 days of signing a license agreement and commencing implementation. Both implementation and deployment can vary significantly by customer. We cannot, however, guarantee that customers will commence implementation or that we will always be able to implement our software within those time periods. Thus, all of our deferred license revenue may not be recognized within the originally expected time period.

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

     The principal competitive factors in our industry include:

     .    vendor and product reputation

     . the availability of products on the Internet and multiple operating platforms

     .    measurable economic return

     .    customer referenceability

     .    product quality, performance and price

     .    breadth of product functionality and features

     .    product scalability

     .    product ease-of-use

     .    the quality of customer support services, documentation and training

     . the quality, speed and effectiveness of application development services

     .    the effectiveness of sales and marketing efforts

     .    product integration with other enterprise applications

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

     Product license revenues and related services from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues through September 30, 2001, and we expect these products to continue to account for a substantial portion of our revenues for the remainder of 2001. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition and operating results. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, integrate and sell products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

We may not be able to forecast revenues accurately because our products have a long and variable sales cycle.

     The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. To date, the typical sales cycles for our products have taken 3 to 12 months. Our sales cycles have required pre-purchase evaluation by a significant number of individuals in its customers' organizations. Along with third parties that jointly market our software, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current economic downturn were to continue, the sales cycle for our products may become longer and we may require more time and resources to complete sales.

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

     Historically, we incorporated a database licensed from Versant into our products. Presently, our products support Microsoft SQL Server, Oracle and Versant databases. Because many of the products we have shipped historically rely on Versant's database, we continue to depend on Versant's ability to support the database in a timely and effective manner.

Failure to sufficiently expand our sales and marketing infrastructure would adversely affect our sales.

     To date, we have licensed our products primarily through our direct sales force. Our future revenue growth will depend in large part on our ability to recruit, train and manage additional sales and marketing personnel and to expand our indirect distribution channels. We may experience difficulty in recruiting qualified sales and marketing personnel or in establishing third-party relationships. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues. Our business, financial condition and operating results will be materially adversely affected if we fail to effectively expand our sales and marketing resources.

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

In connection with our effort to streamline operations, and reduce costs, Primus has engaged in a recent restructuring of its organization with substantial reductions in its workforce. There have been and may continue to be substantial costs associated with the workforce reduction related to severance and other employee-related costs, and our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to have been important to our operations. In that case, their absence may create significant difficulties. This personnel reduction may also subject us to the risk of litigation which may adversely impact our ability to conduct our operations and may cause us to incur significant expense. We will continue to need to hire to accommodate attrition, growth in specific customer needs and acquire new skill sets. We may be unable to hire and /or retain the skilled personnel necessary to develop and grow our business. Our reduction in force may reduce employee morale and may create concern among existing employees about job security, which may lead to increased turnover and reduce our ability to meet the needs of our current and future customers. Although a number of technology companies have recently implemented lay-offs, there remains substantial competition for experienced personnel, particularly in the Seattle area, where we are headquartered, due to the limited number of people available with the necessary technical skills.

     Because our stock price has recently suffered a significant decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If employee turnover increases, our ability to provide client service and execute our strategy would be negatively affected. We may also face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could impair our revenue growth.

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

     From time to time, we evaluate various acquisition opportunities, such as our acquisition of AnswerLogic. If we successfully complete any such acquisition transaction, we cannot assure you that we will be able to integrate the acquired technology quickly and effectively. In order to obtain the certain benefits of any such acquisition, the acquired technology, products and services need to operate together with our technology, products and services. We may be required to spend additional time or money on integration, which would otherwise be spent on developing our business and services or other matters. If we do not integrate the technologies effectively or if management and technical staff spend too much time on integration issues, it could harm our business, financial condition and results of operations. In addition, the success of any such acquisition may also depend on our ability to successfully integrate and manage the acquired operations and retain or replace the key employees of the acquired business.

Our international operations are subject to additional risks.

     Revenues from customers outside the United States represented approximately $4.3 million for the nine months ended September 30, 2001 or 20.3% of our total revenue for the same period. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

     . investing at appropriate levels in foreign operations to compete effectively

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

     .    because of market conditions in the enterprise software industry

     . in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors

     . in response to our announcements of significant acquisitions, strategic relationships or joint ventures

     .    in response to sales of our common stock

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. In the last year there have been a number of securities class action claims brought against companies alleging failure to properly disclose "laddering" arrangements allegedly made by their underwriters in connection with initial public offerings. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. At this time, we are not aware of any class action lawsuits filed against the Company.

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

     The growth and development of the market for online services may prompt calls for more stringent consumer protection laws for law that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication and customer self-service, could decrease demand for our products and services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could harm our growth and increase our costs.

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

     As of the date of adoption, we expect to have unamortized goodwill of approximately $2.2 million, which will be subject to the transition provisions of FAS No. 141 and 142. Because of the extensive effort needed to comply with adopting FAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (Statement No.143), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt the provisions of Statement No. 143 on January 1, 2003. The Company believes the adoption of this statement will not have a material impact on its financial statements.

     In October, 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company will adopt the provisions of Statement No. 144 on January 1, 2002. The Company believes the adoption of this statement will not have a material impact on its financial statements.

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

During the nine months ended September 30, 2001, the effects of changes in interest rates on the fair market value of our marketable investment securities and our earnings were insignificant. Fixed rate investments at September 30, 2001 of approximately $5.1 million had a weighted average interest rate of 4.39% and are primarily due in 2002. At September 30, 2001, there were no variable rate investments in our investment securities portfolio. We believe that the impact on the fair market value of our securities and our earnings for the remainder of 2001 from a hypothetical 10% increase in interest rates would be insignificant.

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

     None

(b)  Reports on Form 8-K.

     We filed the following reports on Form 8-K during the quarter covered by this Form 10-Q:

     On August 13, 2001, we filed a Form 8-K/A, amending a current report that we filed on June 15, 2001, reporting certain financial information pursuant to Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRIMUS KNOWLEDGE SOLUTIONS, INC.



Date: November 14, 2001                By: /s/ Ronald M. Stevens
                                           -----------------------------------
                                       Ronald M. Stevens
                                       Executive Vice President, Chief Financial
                                       Officer, and Treasurer

                                       (Principal financial and chief
                                       accounting officer)