Form 10-K
period 2001-12-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2002-03-20
CIK 1067797

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2001

                        Commission File Number: 0-26273

                               -----------------

                       PRIMUS KNOWLEDGE SOLUTIONS, INC.
            (Exact name of Registrant as specified in its charter)

                     Washington                91-1350484
                   (State or other            (IRS Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                         1601 Fifth Avenue, Suite 1900
                               Seattle, WA 98101
         (Address of principal executive offices, including zip code)

                                (206) 834-8100
             (Registrant's telephone number, including area code)

                               -----------------

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on March 15, 2002, as reported on Nasdaq National Market System was approximately $15.4 million. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares of the registrant's common stock outstanding on March 15, 2002, was 18,945,513.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this report is incorporated by reference from the registrant's definitive proxy statement, relating to the Annual Meeting of Shareholders to be held in May 2002, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year to which this report relates.

================================================================================

                       PRIMUS KNOWLEDGE SOLUTIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

   Item                                                                  Page
   ----                                                                  ----

                                    PART I

   1.  BUSINESS.........................................................   3

   2.  PROPERTIES.......................................................  26

   3.  LEGAL PROCEEDINGS................................................  26

   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  27

                                    PART II

   5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS........................................................  28

   6.  SELECTED CONSOLIDATED FINANCIAL DATA.............................  29

   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................  30

   7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  44

   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  45

                                   PART III

   10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  45

   11. EXECUTIVE COMPENSATION...........................................  45

   12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  45

   13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  45

                                    PART IV

   14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS  46

   "Primus(R)," "Primus(R) eServer," "Primus(R) eSupport," "Primus(R) Answer Engine," "Primus(R) Interchange," and "Primus(R) eSales" are trademarks, registered trademarks, or service marks of Primus. This Annual Report on Form 10-K also contains trademarks and service marks of other companies, which are the property of their respective owners.

                                    PART I

   This Annual Report on Form 10-K ("Form 10-K" or "Report") contains forward-looking statements. These statements relate to future events, plans or objectives or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risks Associated with our Business and Future Operating Results" contained in Item 1 below. These factors may cause our actual results to differ materially from any forward-looking statement.

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

ITEM 1.  BUSINESS

Overview

   We provide application software that enables companies to improve customer service by accessing, analyzing and improving information. Primus(R) software offers a significant measurable value to businesses by providing an infrastructure that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Our software products can be implemented as a suite or as individual products, depending on the customer's preference and/or business need. Our software is flexible and easily implemented. Our solutions can be combined with leading customer relationship management (CRM) and knowledge management applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, PeopleSoft, Peregrine Systems/Remedy, and Siebel. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

   We target mid- to large-sized organizations, marketing and selling our software and services primarily through a direct sales force and a minority-owned Japanese joint venture. We have offices throughout the United States and in the United Kingdom and France. Our principal executive offices are located at 1601 Fifth Avenue, Suite 1900, Seattle, WA 98101.

   We incorporated in Washington State in 1986 and our common shares began publicly trading on the Nasdaq National Market(R) under the symbol PKSI on June 30, 1999.

Industry Background

   The emergence of the Internet as a business medium has made it imperative for companies across a variety of industries to recreate the way they do business. Early eBusiness initiatives focused on providing basic websites that offered customers little more than product information for marketing purposes. Today, eBusiness initiatives are designed to manage most, if not all, of a customer's interactions with a company. The fast-growing CRM market has focused on enabling companies to market their products, manage the sales process, transact sales, manage customer service, and interact and communicate with customers, partners and suppliers using both traditional and emerging communication channels--including the phone, web, email, chat, and voice over the Internet. Because of competitive pressures and customer expectations, even the most traditional companies have found it difficult to ignore the need to implement a CRM strategy.

   The shift from traditional business practices to doing business on emerging communication channels has fundamentally changed the way that companies interact with and think about their customers. Increasingly, companies are realizing that they must personalize each customer experience by providing products and support based on each customer's needs and that exceed each customer's expectations. To accomplish these goals, businesses must communicate with customers via the media of the customer's choice and deliver relevant information to customers. Companies realize that they must learn from each customer interaction, in order to respond to customer inquiries in real-time and provide a consistent level of service 24 hours a day, seven days a week.

   There are inherent challenges associated with interacting with customers in this new and dynamic business environment. Customers have higher expectations and experience lower switching costs when a new vendor is "just a click away." Customers also expect to have the same experience regardless of the communication channel used to interact with a business. Companies must view their customers in an integrated way, providing visibility to each customer's information across their organizations. Customers are now active, informed participants in the business process and each customer interaction must be maximized to retain and increase sales to existing customers and improve customer satisfaction.

   To compete in today's business environment, companies must maximize their relationships with prospective and existing customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement CRM initiatives and software. CRM software is designed to enable companies to interact with their customers and manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

   CRM vendors offer a variety of solutions, ranging from point solutions that fulfill a specific CRM need, to more comprehensive solutions, which are often built via the extension of a smaller application or acquisition of third-party software. All of these solutions are intended to manage some piece of the customer interaction, and purport to add value to the customer-company relationship. Increasingly, however, companies are looking with a critical eye at CRM applications and are considering which of the myriad solutions available will be most appropriate for their business and operating environments--which will most effectively improve their customer service offerings, integrate into their current and future CRM infrastructures, and offer the best potential fiscal results.

Primus Solutions

   We offer complete knowledge solutions that enable companies to deliver great service by accessing, analyzing and improving information. Our products are used by call centers, IT helpdesks, human resources organizations, marketing organizations, and eService businesses.

   Our solutions are predicated on the belief that the intellectual capital resident within a company's workforce is its most valuable asset. We provide knowledge-enabling solutions that allow companies to enhance customer relationships by managing and sharing the company's valuable internal knowledge and expertise with customers, partners and employees, across multiple communication channels and business processes. Our software helps address the unique challenges faced by companies implementing a CRM strategy.

   Primus software has the following key characteristics:

   Intangible asset management. Our software enables companies to capture, manage, and share a variety of knowledge, including requests for information, service, or support, technical information, and institutional knowledge gained from interactions with customers, partners and employees, across a multitude of communication channels--including the Internet--so that the entire enterprise can apply this knowledge to future interactions.

   Integration. Our software integrates with leading CRM implementations, including applications from Amdocs/Clarify, Kana, Onyx, Oracle, Peoplesoft, Peregrine Systems/Remedy Siebel and others. Integration with these broad CRM applications enables companies to easily capture and access knowledge during the course of the customer interaction. Fast access to current, relevant knowledge is key to achieving the verifiable return on investment (ROI) that buyers demand.

   Scalable architecture. Our solutions scale from small to large-scope usage. Our customers have demonstrated the scalability of our software in demanding, transaction heavy environments. For example, one company experience shows that Primus eSupport is scalable to support several hundred thousand user accesses per month. In addition, companies have purchased our software to be used by thousands of employees, and hundreds of thousands of their customers and partners, on a global basis.

   Rapid Return on Investment. Our software offers a significant, measurable return on investment. For example, a networking software company reported a reduction of service escalations by 20% in six months; a manufacturing company reduced support escalations from level 2 support representatives to level 3 support representatives by 60% in three months. Our solutions can be rapidly implemented and easily customized, thus allowing for minimum downtime before companies experience the benefits of choosing Primus software. In addition, the extensive business functionality provided by our software allows companies to realize more immediate benefits such as reduced support costs, enhanced customer satisfaction, and increased productivity. The extent of return on investment of Primus products is specific to our customer's experience.

Primus Strategy

   Our objective is to establish and maintain a leadership position in providing Internet-based problem resolution software applications for the extended enterprise and its end-user customers. Our strategy to achieve this objective is to:

   Leverage the Internet. We intend to continue to develop Internet-based products to enable our users to access, analyze and improve knowledge with their extended enterprise and customers. We believe that businesses will increasingly adopt the Internet as the means of providing fast and efficient customer support for the extended enterprise.

   Enhance our product suite. We plan to enhance the capabilities of our product family by developing and licensing additional products and technologies. We intend to focus on applications and technologies that further Internet-based customer self-service.

   Target additional vertical markets. Initially, we focused our sales and markets marketing efforts on serving the customer-support and problem-resolution needs of technology-based industries, such as software, hardware and telecommunications. We have broadened the reach of our problem-resolution products to customer-service and support organizations in other industries and government.

   Build additional strategic relationships. We intend to strengthen our market reach by further developing partner relationships with leading implementation consulting, systems integration, and technology vendors. We believe that these strategic relationships will provide us with additional sales opportunities, further leverage our implementation resources, and broaden our current CRM integration capabilities. Concurrently, we intend to expand our indirect distribution channels to complement our direct sales force.

   Extend our solutions to other functional areas. Our products currently provide information and reports that are used in functional areas other than customer support. We intend to continue to enhance the features of our solutions to provide benefits to other functional business areas, such as Human Resources, Sales and Marketing.

Products

   Our software can be deployed as a suite, as individual products, or as an integrated solution with other leading CRM applications, depending on the customer's preference and/or the immediacy of their need.

   License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of user sessions authorized to use our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software.

   The following summarizes the current products that comprise the Primus software suite:

  Primus(R) eServer

   Primus eServer enables organizations to dynamically create, capture, and share knowledge to enhance their customers' experiences and increase the effectiveness of their businesses. Primus eServer can be used in a variety of business environments, including, but not limited to, customer service and support, field engineering, human resources, and sales and marketing, wherever a company needs to make knowledge available to its employees or customers, particularly when there is a large volume of information relating to products or systems.

   Primus eServer is built on the Primus(R) Associative Search Engine, which provides sophisticated search functionality and enables the capture and creation of knowledge during the course of an interaction with a customer. Unlike text search engines that deliver large volumes of sometimes irrelevant answers or case-based systems that--due to their design--may deliver too limited a response, Primus eServer delivers answers that are both useful and manageable. Primus eServer can be used to support all phases of the customer lifecycle, from new requests for information or service, to secondary customer interactions that would benefit from previous knowledge captured in the knowledge base. Further, companies can use this knowledge to proactively serve their customers. For example, knowing that a customer has experienced repetitive customer service issues with a specific product, a company can proactively offer that customer a newly released product that will solve their service issues.

  Primus(R) eSupport

   Primus eSupport enables customer service and support organizations to publish knowledge--real solutions to real problems--for direct customer access via the web, 24 hours a day, seven days a week. Primus eSupport leverages the Primus Associative Search Engine capabilities of Primus eServer to deliver fast, reliable answers to users and capture information for future use by the company.

  Primus(R) Answer Engine

   Primus Answer Engine enables companies that want to leverage existing enterprise content, including websites, technical documentation and user manuals, to provide the first line of customer service. Customers can quickly get relevant answers from more than 225 types of files, including Adobe PDF, Adobe Frame Maker, HTML, Microsoft Word, Microsoft PowerPoint, Microsoft Excel, and more. Primus Answer Engine uses natural language processing (NLP) to analyze the meaning and context of the customer's question and provides specific answers from enterprise content. Used in conjunction with Primus eServer, customers can accelerate the creation of a knowledge base to more effectively share information across the enterprise. Primus Answer Engine also provides detailed reports to identify frequently requested documents, and information that needs to be updated or created within the organization.

  Primus(R) Interchange

   Primus Interchange is an open-interface, auto-response application that integrates with existing email management systems. This application delivers automatic, knowledge-enabled responses to user inquiries via email, chat, and collaboration. With Primus Interchange, customers have fast access to answers, and organizations have an efficient and cost-effective means to respond to customer inquiries.

   Product license revenues and related service revenues from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues for the three year period ended December 31, 2001, and we expect these products to continue to account for a substantial portion of our revenues for 2002.

Product Architecture

   Our products use a multi-tiered architecture to meet the knowledge-enabled needs of businesses. We use industry-standard platforms, components, and communications interfaces to provide knowledge-enabling software that is designed to be reliable, maintainable and scalable, and to provide high performance on a 24-hour basis. Our flexible architecture adapts to a range of needs, from a single desktop to enterprise systems that support thousands of users.

   Primus eServer software runs on Microsoft Windows NT, Microsoft Windows 2000 or Sun Solaris UNIX systems in single-or multi-processor configurations. Our client software runs in a fully customizable interface accessed through a web browser. We currently support IBM DB-2, Microsoft SQL Server, Oracle and Versant databases.

   Primus Answer Engine software runs on Windows systems in single- or multi-processor configurations. We integrate with leading search engines, including those from AltaVista, Verity, and RetrievalWare. Primus(R) Answer Engine complements the keyword search capabilities of these products with its ability to provide direct answers to natural language questions.

Customer Support and Professional Services

   We believe that high-quality customer support and professional services are required for continued growth and increased sales of our products. We have made significant investments in our support and services organization in the past and plan to continue to do so in the future.

   Consulting. Our consulting teams work closely with our customers prior to product implementation to review a customer's business objectives and information technology infrastructure in order to assist the customer in determining Primus solutions that will best suit the customer's needs. Thereafter, our consultants may install, integrate and implement our software in the user's environment.

   Training. We provide training in conjunction with our products, including end-user training and advanced technical training regarding the implementation and administration of our products. Training is offered to customers and third-party partners, such as service providers and systems integrators.

   Customer Support. We recognize the importance of product support and quality service to the success of our customers by offering world wide technical product support to ensure quick response and resolution of their issues. Our customers can contact our support engineers via telephone, fax, and email 7 days a week, 24 hours per day. The use of our eServer product by our support engineers facilitates the quick, accurate resolution of those issues. In addition, thru the implementation of our eSupport and Answer Engine products we allow our customers direct, Internet-based access to a robust and collective solution database for their self service needs.

Customers

   Initially, our sales efforts targeted large enterprises in dynamic, technology-related industries that offer external customer support. We have broadened our sales focus to include additional vertical markets and enterprises of a wide variety of sizes that need to make knowledge available to their employees or customers, and particularly companies where there is a large volume of information relating to products or systems. As of December 31, 2001, we had licensed our solutions to approximately 200 companies worldwide. A sample, but not inclusive, list of our customers and their respective industries is as follows:

-------------------------------------------------------------------------------
  IT-Software               Agile Software            Attachmate
                            BCC Software              Concerto Software
                            Hyperion Solutions        Intuit
                            Microsoft                 Netscreen Technologies
                            Novell                    VeriSign

-------------------------------------------------------------------------------
  IT-Hardware               3Com                      Brocade Communications
                                                        Systems
                            Compaq                    EMC
                            Enterasys Networks        Hewlett-Packard
                            Hitachi Data Systems      IBM
                            Silicon Graphics          Storage Technology

-------------------------------------------------------------------------------
  IT Services               Acxiom                    BellTech.logix
                            ClientLogic               CompuCom Systems
                            Digital Island (UK)       International Computers
                                                        Limited
                            Origin                    Outtask.com
                            Saba                      Turin Networks

-------------------------------------------------------------------------------
  Telecommunications        Affinity Wireless         Cable & Wireless
                            Ericsson                  KPN Telecom
                            Lucent Technologies       Motorola
                            Nokia Mobile Phones       Nortel Networks
                            Southwestern Bell         Sprint

-------------------------------------------------------------------------------
  Manufacturing             Caterpillar               3M
                            Rockwell Electronic       BMW
                              Commerce
-------------------------------------------------------------------------------
  Other                     Aradigm                   Capita Business Services
                            CGU Life                  Cinergy Services
                            City of Edmonton          Danka Office Imaging
                            Oce Printing Systems      Safeco Insurance
                            Shell Services            Sony Online Entertainment
                              International
                            Starbucks                 Telfort
                            Teradyne                  The Boeing Company
                            Washington Software       Xerox
                              Alliance

-------------------------------------------------------------------------------
  Primus KK Customers       Fujitsu Limited           Fujitsu Chubu Systems
                                                        Limited
                            Mitsubishi Electric       Mitsubishi Electric
                              Corporation               Information Technology
                                                        Corporation
                            NEC Corporation           Osaka Gas Information
                            NTT Software Corporation    System Research
                                                        Institute Co., Ltd.
                            PIONEER Corporation       SonyLife Insurance Co.,
                                                        Ltd.
                            Sony Information System   Toshiba Information
                              Solutions Corporation     Systems (Japan)
                                                        Corporation
                            Trans Cosmos, Inc.
-------------------------------------------------------------------------------

Sales and Marketing

   We market and sell our products primarily through a direct sales force. Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic relationships with third parties. Our field sales force, which includes both sales representatives and sales engineers, is organized into regional teams, complemented by direct telesales based at our headquarters in Seattle. We have sales offices in the United States, the United Kingdom and France. Our international sales constituted 23% of our 2001 revenue, 20% of our 2000 revenue, and 16% of our 1999 revenue.

   Our marketing department has a three-fold purpose: understanding the evolving needs of the marketplace and providing direction to the product development function, sustaining relationships with existing customers and industry analysts, and managing all outbound communications with the marketplace to create awareness and generate interest in our products and services.

   Our software is marketed, distributed and supported in Japan by Primus Knowledge Solutions, K.K. (Primus KK), a joint venture owned by Trans Cosmos, Inc. and us. Our relationship with Primus KK is described in this Item under the subheading "Joint Venture and Subsidiaries."

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

   Our development efforts are essential for us to remain competitive. Costs related to product development are among our single greatest operating expenses. For a complete description of our development-related expenses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Expenses."

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

   In addition, competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. Some current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases. They might be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive terms. Some of the companies providing e-commerce and traditional customer relationship management solutions that may compete with us include Amdocs/Clarify, Autonomy, eGain, Kana, Oracle, Peoplesoft, Right Now Technologies, ServiceWare and Siebel. Competitors to our Primus Answer Engine product offerings may include Answerfriend, Ask Jeeves and Kanisa.

   The principal competitive factors in our industry include:

    .  vendor and product reputation

    . the availability of products on the Internet and multiple operating platforms

    .  measurable economic return on investment

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

    .  breadth of product application suite

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

Joint Venture and Subsidiaries

  Primus Knowledge Solutions, K.K.

   Primus software is marketed, distributed and supported in Japan by Primus Knowledge Solutions, K.K. ("Primus KK"), a joint venture in which we hold a 19.6% minority interest. Trans Cosmos, Inc., Japan's oldest and largest outsourced customer service and information technology support solutions provider, holds the remaining 80.4% of Primus KK. Trans Cosmos currently holds approximately 10% of our common stock. Our distribution arrangements provide Primus KK with exclusive rights to the Japanese and English versions of our Primus(R) eServer and Primus(R) eSupport products in Japan, and nonexclusive distribution rights for these products in Korea, China and Hong Kong. The distribution arrangement continues until terminated by mutual agreement or, if Primus KK has not completed the listing of its common stock on a recognized public stock exchange by December 31, 2004 or if certain performance goals are not met, its expiration on March 31, 2006. The distribution agreement provides for sublicense fees based on a percentage of list prices. Sublicense fees are generally recognized upon delivery of software if pervasive evidence of an arrangement between Primus KK and their customer exists, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence for all undelivered elements exists. Primus' agreement with Primus KK does not contain product return rights. Revenues recognized under the reseller agreement totals approximately $3,134,000, $2,609,000, and $1,353,000 in 2001,
2000 and 1999, respectively, and revenue deferred at December 31, 2001 and 2000 was approximately $353,000 and $401,000, respectively, and accounts receivable at December 31, 2001 and 2000 were approximately $326,000 and $862,000, respectively. Primus KK is accounted for using the cost method, as management believes it does not have significant influence over its operations, has not guaranteed any of its obligations and does not have any commitment or intent to provide any funding. The carrying value of Primus KK is zero at December 31, 2001 and 2000.

  European Subsidiaries

   Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions
France are wholly-owned Primus subsidiaries conducting sales and marketing activities for Primus in Europe. The assets, liabilities and results of operations of these subsidiaries are consolidated into our financial statements.

  AnswerLogic, Inc.

   AnswerLogic, Inc. is a wholly-owned Primus subsidiary holding the technology assets arising from our subsidiary merger with Answerlogic, Inc. on May 31, 2001. This subsidiary's assets, liabilities and results of operations are consolidated into our financial statements.

  Imparto Software Corporation and 2order.com, Inc.

   Imparto Software Corporation and 2order.com, Inc. are two inactive, wholly-owned subsidiaries which resulted from subsidiary mergers prior to 2001. The assets, liabilities and results of operations of these inactive subsidiaries, if any, are consolidated into our financial statements.

   We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide any funding to any such entity. As such, we are not exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Employees

   As of December 31, 2001, we had 200 employees, including 19 European-based employees. These included 64 in sales and marketing, 40 in client services and support, 71 in product development and 25 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe our relationship with our employees is good. In addition, we occasionally supplement our workforce with consultants.

   Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel.

Recent Acquisitions and Dispositions

   On May 31, 2001, we acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic's technology provides us with natural language capabilities that are a logical extension to our product suite. These new capabilities allow our customers to provide direct answers to customer questions from unstructured data sources--HTML, PDF and text formats--as well as structured information contained in the Primus knowledgebase. We have included AnswerLogic's operating results in our consolidated operating results beginning on June 1, 2001.

   During the third quarter of 2001, we discontinued funding future product development for 2order.com, Inc., a wholly owned subsidiary. On September 29, 2001, 2order.com, Inc. sold the intellectual property associated with the current shipping versions of the Primus eSales product line and certain other assets to its leading reseller. As a result of this transaction, our reseller rights for the eSales product line were cancelled. The gain on the disposal of substantially all of the 2order.com, Inc. assets was recorded as an extraordinary gain in our consolidated financial statements, since the disposed assets were acquired in an acquisition accounted for using the pooling-of-interests method of accounting and were disposed of within two years of the business combination.

Executive Officers of the Registrant

   Information required by Item 10 of Form 10-K with respect to executive officers of Primus is set forth below. Our executive officers are appointed by the Board of Directors. There are no family relationships among any our executive officers or directors.

   Our executive officers as of March 16, 2002 are as follows:

      Name        Age                            Position
      ----        ---                            --------
Michael A. Brochu 48  President, Chief Executive Officer and Chairman of the Board...
Ronald M. Stevens 38  Executive Vice President, Chief Financial Officer and Treasurer

   Michael A. Brochu has served as our President, Chief Executive Officer and Chairman of the Board since November 1997. Mr. Brochu was President and Chief Operating Officer of Sierra On-Line, Inc., an interactive software publisher, from June 1994 until October 1997. Mr. Brochu received his B.B.A. in accounting and finance from the University of Texas at El Paso.

   Ronald M. Stevens has served as our Chief Financial Officer, Executive Vice President and Treasurer since October 2000. From August 1999 to September 2000, Mr. Stevens served as Chief Financial Officer and then President and Chief Operating Officer of OnHealth Network Inc., a consumer healthcare Internet company, which was acquired by WebMD Corporation in September 2000. From May 1996 to August 1999, he served as General Manager and Senior Vice President of Sierra On-Line, Inc., an interactive software publisher. From May 1994 to May 1996, he served as Corporate and Divisional Controller of Sierra On-Line. Mr. Stevens received his B.A. in accounting and business administration from Western Washington University.

Risks Associated with Our Business and Future Operating Results

   Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. The risks described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may impair our business operations. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and our other public filings. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

  We have a history of losses and may not be profitable in the future and may not be able to generate sufficient revenue or funding to continue as a going concern.

   Since we began operations our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of December 31, 2001, our accumulated deficit was approximately $89 million. Our history of losses has caused some of our potential customers to question our viability and hampered our ability to sell some of our products. Our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. Although our revenues grew significantly in 2000, we have experienced a significant decline in sales over the twelve months ended December 31, 2001. Although we have restructured our operations to reduce operating expenses, we will need to significantly increase our revenue and/or further reduce our operating expenses to achieve profitability and positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all.

   As a result of uncertainties in our business and the general economic slowdown, we have experienced and expect to continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers. As a result, we may continue to experience losses, even if sales of our products and services grow.

  Quarterly fluctuations in our operating results may adversely affect our stock price.

   Fluctuations in our operating results, particularly compared to the expectations of investors or market analysts, could cause severe volatility in the price of our common stock. Our revenues and operating results have fluctuated substantially from quarter to quarter and are likely to continue to do so in the future. Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. We will continue to base our decisions regarding operating expenses on anticipated revenue trends. Therefore, to the extent our actual revenues fall short of our expectations, our operating results will suffer and our stock price will likely decline. If quarterly revenues or operating results fall below the expectations of investors or market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the subheadings of this "Risks Associated with Primus' Business and Future Operating Results" section as well as:

    . general economic conditions that adversely affect our customers' capital investment levels in CRM and knowledge management systems

    .  the evolving and varying demand for our software products and services

    . budget and spending decisions by information technology departments of our customers

    . order deferrals in anticipation of new products or product enhancements introduced by our competitors or us

    .  our ability to manage our expenses

    .  the timing of new releases of our products

    .  changes in our pricing policies or those of our competitors

    . the timing of execution of large contracts that materially affect our operating results

    .  uncertainty regarding the timing of delivery of our products

    . changes in the level of sales of professional services as compared to product licenses

    . the mix of sales channels through which our products and services are sold

    .  the mix of our domestic and international sales

    .  costs related to the customization of our products

    . our ability to expand our operations, and the amount and timing of expenditures related to this expansion

    . decisions by customers and potential customers to delay purchasing of our products

    .  a trend of continuing consolidation in our industry

    . global economic and political conditions, as well as those specific to our customers or our industry

   Due to the slowdown in the national and global economy and the uncertainties resulting from recent acts of terrorism, we believe that many existing and potential customers are reducing or reassessing their planned technology and Internet-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues, and further delays or reductions in business spending for information technology could have a material adverse effect on our revenues, operating results and stock price.

  Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue forecasts.

   Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our budget is based, in part, on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, we could not proportionately reduce operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

  Our continued Nasdaq National Market listing is not assured, which could make it more difficult to raise capital and which could result in a default under our convertible notes.

   Our common stock is presently authorized for quotation on the Nasdaq National Market. We remain subject to all requirements of our listing agreement with The Nasdaq Stock Market, Inc. (Nasdaq). Among the events which could cause us to have our status as a Nasdaq National Market issuer terminated are:

    . failure to maintain a minimum bid price for the common stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether or not tangible net assets for the company are greater than or less than $4 million;

    . failure to maintain an audit committee which comports to the independence and other standards of the Nasdaq and the U.S. Securities and Exchange Commission (SEC); and

    . failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

   Our common stock has at times been trading below the $1.00 minimum bid requirement, which could lead to Nasdaq initiating delisting procedures at any time. Our failure to maintain a sufficient number of independent directors on the board of directors to satisfy Nasdaq's audit committee requirements could also lead to Nasdaq initiating delisting procedures.

   If we lose our Nasdaq National Market status, our common stock would trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. Among other things, our common stock would then constitute "penny stock," which would place increased regulatory burden upon brokers, making them less likely to make a market in the stock. Loss of our Nasdaq National Market status could make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state blue sky laws.

  We may incur non-cash charges resulting from acquisitions, which could harm our operating results.

   A new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges will cease in 2002 and we believe that we will incur a transitional impairment loss as a result of the adoption of this new standard, which will be required to be recognized on January 1, 2002 as the cumulative effect of a change in accounting principle of approximately $2.3 million.

   In the future, we may incur less frequent, but potentially larger, impairment charges related to goodwill arising out of future acquisitions, if any. Current and future accounting charges like these could delay our achievement of net income.

  Our quarterly operating results may depend on a small number of large orders.

   We may derive a significant portion of our product license revenues in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also often offer volume-based pricing, which may affect operating margins.

  Factors outside our control may cause the timing of our license revenues to vary from quarter-to-quarter, possibly adversely affecting our operating results.

   Applicable accounting policies may cause us to report new license agreements as deferred revenue. We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires acceptance testing or significant customization services from Primus, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process may require access to the customer's facilities and coordination with the customer's personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

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

   In addition, competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. Some current and potential competitors have longer operating histories and significantly greater financial, technical, marketing, service, support and other resources, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases that they could leverage. They might be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive terms. Some of the companies providing e-commerce and traditional customer relationship management solutions that may compete with us include Amdocs/Clarify, Autonomy, eGain, Kana, Oracle, Peoplesoft, Right Now Technologies, ServiceWare and Siebel. Competitors to our Primus Answer Engine product offerings may include Answerfriend, Ask Jeeves and Kanisa.

   The principal competitive factors in our industry include:


    .  vendor and product reputation

    . the availability of products on the Internet and multiple operating platforms

    .  measurable economic return on investment

    .  ability to use customers as references

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

    .  the quality of customer support services, documentation and training

    .  the quality, speed and effectiveness of application development services

    .  the effectiveness of sales and marketing efforts

    .  product integration with other enterprise applications

    .  breadth of product application suite

   As the market for CRM and knowledge management software matures, it is possible that additional and possibly larger companies will enter the market, existing competitors will form alliances or current and potential competitors could acquire, be acquired by or establish cooperative relationships with third parties. The resulting organizations could have greater technical, marketing and other resources and improve their products to address the needs of our existing and potential users, thereby increasing their market share. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

  Seasonality may adversely affect our quarterly operating results.

   We expect to experience seasonality in our revenue. To date, we believe that other factors, such as large orders and the timing of personnel changes in our sales staff, have masked seasonality. Our customers' purchase decisions are often affected by fiscal budgetary factors and by efforts of our direct sales force to meet or exceed sales quotas.

  The limited sales history of our products makes it difficult to evaluate our business and prospects.

   We released our first knowledge-enabling software product during the first quarter of 1995. Accordingly, the basis upon which you can evaluate our prospects in general, and market acceptance of our products in particular, is limited. For our business to succeed, the market for this software will have to grow significantly, and we will have to achieve broad market acceptance of our products.

  If eBusiness sales and marketing solutions are not widely adopted, we may not be successful.

   We are broadening our current product suite to integrate with various aspects of eBusiness solutions. These products address a new and emerging market for eBusiness sales and marketing solutions. The failure of this market to develop, or a delay in the development of this market, would seriously harm our business. The success of eBusiness sales and marketing solutions depends substantially upon the continued growth and the widespread adoption of the Internet as a primary medium for commerce and business applications. The Internet infrastructure may not be able to support the demands placed on it by the continued growth upon which our success depends. Moreover, reliability, cost, accessibility, security and quality of service remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication over the Internet.

  We rely on sales of only one product family.

   Product license revenues and related service revenues from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues for the three year period ended December 31, 2001, and we expect these products to continue to account for a substantial portion of our revenues for 2002. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, including products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

  We may not be able to forecast revenues accurately because our products have a long and variable sales cycle.

   To date, the typical sales cycles for our products have taken 3 to 12 months. The length of our sales cycles may cause license revenue and operating results to vary significantly from period to period. Our sales cycles have required pre-purchase evaluation by a significant number of individuals in our customers' organizations. Along with third parties that jointly market our software, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software deliberately, depending on their specific technical capabilities, the size of the deployment, the complexity of their network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current national and global economic downturn were to continue, the sales cycle for our products may become longer and we may require more time and resources to complete sales.

  We depend on increased business from new customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed.

   Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our existing customers' organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase deployment licenses or additional development licenses.

   In addition, as we introduce new versions of our products or new products, our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are telecom or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues will decline and this will likely materially impact adversely our revenue, operating results and stock price.

  Factors outside our control may make our products less useful.

   The effectiveness of our software depends in part on widespread adoption and effective use of our software by an enterprise's personnel, partners, and customers and the value derived by each such usage. In addition, the effectiveness of our knowledge-enabled approach is somewhat dependent upon a current database. If customer-support personnel do not adopt and effectively use our Primus eServer and Primus eSupport products, necessary solutions will not be added to the database, and the database will be inadequate. If an enterprise deploying our software fails to maintain a current database, the value of our Primus eServer and Primus eSupport software to our users will be impaired. Successful deployment and broad acceptance of our Primus eServer and Primus eSupport products will depend in part on the quality of the users' existing database of solutions, which is outside our control.

  The loss of access to, or a problem with, third party databases could adversely affect our business.

   Historically, we incorporated a database licensed from Versant into certain of our products. Presently, our products support IBM DB-2, Microsoft SQL Server, Oracle and Versant databases. Because many of the products we have shipped historically rely on these databases, we continue to depend on these companies to support the databases in a timely and effective manner.

  Failure to sufficiently expand our sales and marketing infrastructure would adversely affect our sales.

   To date, we have licensed our products primarily through our direct sales force. Our future revenue growth will depend in large part on our ability to recruit, train, manage and retain additional sales and marketing personnel and to expand our indirect distribution channels. We may experience difficulty in recruiting qualified sales and marketing personnel or in establishing third-party relationships. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenues. Our business, financial condition, operating results and stock price may be materially adversely affected if we fail to effectively expand our sales and marketing resources.

  Our inability to sufficiently expand our implementation and consulting capabilities would limit our ability to grow.

   If sales of new licenses increased rapidly or if we were to sign an agreement for a particularly large or complex implementation, our customer support and professional services personnel may be unable to meet the demand for services. In that case, if we were unable to retain or hire highly trained consulting personnel or establish relationships with third-party systems-integrators and consultants to implement our products, we would be unable to meet customer demands for implementation and support services related to our products.

  Our workforce reduction and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

   In connection with our effort to streamline operations, and reduce costs, we have engaged in recent restructuring of our organization with substantial reductions in our workforce. There have been and may continue to be substantial costs associated with this or other workforce reductions related to severance and other employee-related costs, and our restructuring plans may yield unanticipated consequences, such as attrition beyond our planned reductions in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

   In addition, many of the employees who were terminated possessed specific knowledge or expertise that may prove to be important to our operations. In that case, their absence may create significant difficulties. Personnel reductions may also subject us to the risk of litigation, which may adversely impact our ability to conduct our operations and may cause us to incur significant expense.

  Our failure to attract and retain skilled technical personnel may adversely affect our product development, sales and customer satisfaction.

   Our recent reductions in force may affect employee morale and may create concern among existing employees about job security, which may lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result of the reduction in force, we may need to hire to accommodate attrition, growth in specific customer needs and acquire new skill sets. We may be unable to hire and/or retain the skilled personnel necessary to develop and grow our business. Although a number of technology companies have recently implemented staff reductions, there remains substantial competition for experienced personnel, particularly in the greater Seattle area, where we are headquartered, due to the limited number of people available with the necessary technical skills.

   Because our stock price has suffered a significant decline, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If employee turnover increases, our ability to provide client service and execute our strategy would be negatively affected. We may also face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could impair our revenue growth.

  We may be adversely affected if we lose key personnel.

   Our success depends largely on the skills, experience and performance of some key members of our management and technical staff. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. Much of our success also depends on Michael A. Brochu, our President and Chief Executive Officer. The loss of Mr. Brochu's services could harm our business.

  We may face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could impair our revenue growth.

   Our ability to increase revenues in the future depends considerably upon our success in recruiting, training, managing and retaining additional direct sales personnel and the success of the direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales backgrounds. There is a shortage of sales personnel with the qualifications and experience, and competition for qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

  Acquisitions could disrupt our business and harm our financial condition.

   In order to remain competitive, we may find it necessary to acquire additional businesses, products and technologies. In the event that we do complete an acquisition, we could be required to do one or more of the following:

    . issue equity securities, which would dilute current shareholders' percentage ownership

    .  assume contingent, unrecorded and warranty liabilities

    .  incur a one-time charge

    .  amortize other intangible assets

    .  incur future goodwill impairment charges

    .  restructure our business

   These difficulties could disrupt our ongoing business, divert management resources and/or increase our expenses.

   Conversely, we may believe that we need to acquire additional businesses, products and technologies to remain competitive, however we may be unable to complete the acquisition due to constrained financial resources.

  If we do not integrate acquired technology quickly and effectively, many of the potential benefits of any acquisition may not be realized.

   From time to time, we evaluate various acquisition opportunities and if we successfully complete any such acquisition transaction, we cannot assure you that we will be able to integrate the acquired technology quickly and effectively. In order to obtain the certain benefits of any such acquisition, the acquired technology, products and services need to operate together with our technology, products and services. We may be required to spend additional time or money on integration, which would otherwise be spent on developing our business and services or other matters. If we do not integrate the technologies effectively or if management and technical staff spend too much time on integration issues, it could harm our business, financial condition and results of operations, which may adversely affect our stock price. In addition, the success of any such acquisition may also depend on our ability to successfully integrate and manage the acquired operations and retain or replace the key employees of the acquired business.

  Our international operations are subject to additional risks.

   Revenues from customers outside the United States represented approximately $6.4 million, or 23% of our total revenues for the year ended December 31, 2001. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

    .  greater difficulty or delay in accounts receivable collection

    .  import and export restrictions and tariffs

    .  difficulties in staffing and managing foreign operations

    . investing at appropriate levels in foreign operations to compete effectively

    .  political and economic instability

   Our international operations also face foreign-currency-related risks. To date, substantially all of our revenues have been denominated in U.S. dollars, but we believe that in the future, an increasing portion of our revenues may be denominated in foreign currencies, including the Euro, British Pound and Yen. Fluctuations in the value of foreign currencies may cause further volatility in our operating results, reduce the accuracy of our financial forecasts and could have a material adverse effect on our business, operating results and financial condition.

  Fluctuations in the market value of our short-term investments and in interest rates may affect our operating results.

   For additional information regarding the sensitivity of and risks associated with the market value of short-term investments and interest rates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Report.

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

   Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, including traditional CRM software sold by Amdocs/Clarify, Kana, Onyx, Oracle, Peoplesoft, Peregrine Systems/Remedy, Siebel and others. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. These vendors have also been open to licensing us rights to use their development tools to build integrations to their products. If any one of them should close their programs' interface, fail to grant us necessary licenses or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products' integration with future systems.

  Failure to successfully develop versions and updates of our products that run on the operating systems used by our current and prospective customers could reduce our sales.

   Many of our products run on the Microsoft Windows NT, Microsoft Windows 2000 or certain versions of the Sun Solaris Unix operating systems, and some require the use of third party software. Any change to our customers' operating systems could require us to modify our products and could cause us to delay product releases. In addition, any decline in the market acceptance of these operating systems we support may force us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft or Sun Solaris operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers. If we cannot successfully develop these products in response to customer demands, our business could be adversely impacted. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

  We rely on software licensed to us by third parties for features we include in our solutions.

   We incorporate software licensed from third parties into our solutions. As we develop enhanced versions of our software, some of the additional functionality and capabilities of our solutions may be a result of additional third party applications. A significant interruption in the availability of any of the licensed third-party software could adversely affect our sales, unless and until we can replace this software with other software that performs similar functions. Because our solutions incorporate software developed and maintained by third parties, we depend on these third parties' abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. If third-party software offered now or in the future in conjunction with our solutions becomes obsolete or incompatible with future versions of our solutions, we may not be able to continue to offer some of the features we presently include in our solutions unless we can license alternative software or develop the features ourselves.

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

    .  because of market conditions in the enterprise software industry

    . in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors

    . in response to our announcements of significant acquisitions, strategic relationships or joint ventures

    .  in response to sales of our common stock

   In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We are currently subject to a securities class action and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. See the discussion of the Company's pending legal matters in Item 3 "Legal Proceedings." Volatility in our stock price could make it more difficult for us to raise capital or complete acquisitions on favorable terms.

  Our efforts to protect our proprietary rights may be inadequate.

   Our success depends in part on our ability to protect our proprietary rights. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with customers, consultants and vendors. We have not signed such agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach such confidentiality agreements and other protective contracts. We may not become aware of, or have adequate remedies in the event of, such breaches.

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

   If any of our products are found to violate third party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties, and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. In addition, other companies have filed trademark applications for marks similar to the names of our products. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management's attention and resources to defend against any claims relating to proprietary rights, which could materially and adversely affect our financial condition and operations. If a party succeeded in making such a claim we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Any such outcome could have a material adverse effect on our business, financial condition, operating results and stock price. Also see the discussion of our pending legal matters in Item 3, "Legal Proceedings."

  Product liability claims by our customers could result in unexpected costs and damage to Primus' reputation.

   Our license agreements with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to Primus for the product or services giving rise to the damages. However, these contractual limitations on liability may not be enforceable and we may be subject to claims based on errors in its software or mistakes in performing its services including claims relating to damages to our customers' internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and diverting management's attention and resources to defend any such claim, which could materially and adversely affect our financial condition, our results of operations and our stock price.

  Control by inside shareholders of a large percentage of our voting stock may permit them to influence us in a way that adversely affects our stock price.

   Our officers, directors and affiliated entities together beneficially own approximately 23% of the outstanding shares of our common stock. As a result, these shareholders are able to influence all matters requiring shareholder approval and, thereby, our management and affairs. Some matters that typically require shareholder approval include:

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

  Security breaches or equipment failure could damage our reputation and deter customers from using our services.

   We must protect our computer systems and networks from physical break-ins, security breaches and other events such as electrical disruptions, equipment failure, and fire and water damage. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation and subject us to litigation. We could be subject to denial of service, vandalism and other attacks on our computer systems by individuals with malicious intentions. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Our insurance coverage in certain circumstances may be insufficient to cover losses that may result from such events.

  Future taxation or regulation of the Internet may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

   Local, state, federal and foreign regulators could adopt additional laws and regulations that impose additional costs or other burdens on those companies that conduct business online. These laws and regulations could discourage web-based communications and customer self-service, which could reduce demand for our products and services.

   The growth and development of the market for online services may prompt calls for more stringent consumer protection laws for law that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Internet. The imposition of taxes or other charges would likewise deter the use of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication and customer self-service, could decrease demand for our products and services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could harm our growth and increase our costs, which could materially and adversely affect our financial condition, results of operations and our stock price.

  Changes in accounting standards could affect the calculation of our future operating results.

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for calendar year-end companies was January 1, 2002. As of January 1, 2002, the Company has unamortized goodwill of approximately $2.3 million subject to the transition provisions of SFAS No. 142. The Company believes that a transitional impairment loss as a result of the adoption of SFAS No. 142 will be required to be recognized as the cumulative effect of a change in accounting principle of approximately $2.3 million, as the implied fair value of the goodwill as of the date of adoption was zero.

   In the future, we may incur less frequent, but potentially larger, impairment charges related to goodwill arising out of future acquisitions, if any. Current and future accounting charges like these could delay our achievement of net income.

  Terrorists attacks such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks or acts of war may adversely affect the markets on which our Common Stock trades, our financial condition and our results of operations.

   On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Leaders of the U.S. government have announced their intention to actively pursue and take military and other action against those behind the

September 11, 2001 attacks and to initiate broader action against national and global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact our financial condition and our results of operations.

  Certain of our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

   Our principal facilities are located in Seattle, Washington and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our principal facilities would be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

  You should not unduly rely on forward-looking statements because they are inherently uncertain.

   You should not rely on forward-looking statements in this Report. This document contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future" and "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The forward-looking statements contained in this Report are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this Report and in our other reports and documents on file with the U.S. Securities and Exchange Commission.

ITEM 2.  PROPERTIES

   We lease principal administrative, engineering, manufacturing, marketing and sales facilities consisting of approximately 33,000 square feet in an office tower in Seattle, WA. The lease for this space extends to October 31, 2005. We also lease other domestic sales and services offices in Atlanta, GA, Boston, MA, Clifton Park, NY, Dayton, OH and Dallas, TX, as well as a location in Washington, DC primarily dedicated to engineering. The hub of our European Operations is located in the United Kingdom with an additional sales offices in Paris, France. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS

   The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company's initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company's underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its current and former officers against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

   In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleges that aspects of our technology infringe one or more patents alleged to be held by the plaintiff. We have answered the complaint, but discovery has not yet begun. We intend to vigorously defend against the allegations asserted in this complaint and we believe the claims are without merit. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this action, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

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

   Since our initial public offering on June 30, 1999, our common stock has traded on the Nasdaq National Market under the symbol PKSI. The following table sets forth, for the period indicated, the high and low bid quotations for the common stock as reported on the Nasdaq National Market. These quotations reflect inter-dealer prices and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                              COMMON STOCK PRICE

               Period                              High    Low
               ------                             ------- ------
               January 1, 2000--March 31, 2000... $137.25 $39.75
               April 1, 2000--June 30, 2000...... $ 86.88 $24.13
               July 1, 2000--September 30, 2000.. $ 53.00 $12.25
               October 1, 2000--December 31, 2000 $ 14.84 $ 4.25
               January 1, 2001--March 31, 2001... $ 10.00 $ 3.13
               April 1, 2001--June 30, 2001...... $  5.98 $ 2.13
               July 1, 2001--September 30, 2001.. $  5.00 $ 0.77
               October 1, 2001--December 31, 2001 $  1.40 $ 0.61

   The closing sale price of the common stock on December 31, 2001 was $0.84. On March 15, 2002 the closing price reported on the Nasdaq National Market System for the common stock was $1.52.

Holders of Common Stock

   As of March 15, 2002, there were approximately 275 shareholders of record of our common stock and 18,945,513 shares of common stock outstanding.

Dividend Policy

   We have never paid any cash dividends on the common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain any future earnings for use in our business. In addition, the terms of our current credit facilities prohibit us from paying dividends without our lender's consent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 6, "Financing Arrangements," to our attached Consolidated Financial Statements.

Use of Proceeds from Registered Securities

   We are using the net proceeds raised in our initial public offering for additional working capital, repayment of short-term indebtedness, and general corporate purposes, including increased domestic and international sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of our business. Pending such uses, the net proceeds will be invested in investment-grade, interest-bearing instruments, the majority of which are short-term.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data and other operating information is derived from our consolidated financial statements. The consolidated statement of operations data and balance sheet data presented below were derived from our audited consolidated financial statements. When you read this selected consolidated financial data, it is important that you also read the historical consolidated financial statements and related notes included in this Form 10-K, as well as the section of this Form 10-K related to "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                                                      Fiscal Year Ended December 31,
                                                      -------------------------------------------------------------
                                                         2001         2000         1999         1998        1997
                                                      -----------  -----------  -----------  ----------  ----------
                                                                  (In thousands, except per share data)
Consolidated Statement of Operations Data (1):
    Revenues......................................... $    27,550  $    47,669  $    27,318  $   12,219  $    7,496
    Cost of revenues.................................       8,107       10,892        7,725       4,653       3,212
    Sales and marketing..............................      19,812       27,653       19,180      12,537       5,716
    Research and development.........................      12,636       14,669       10,177       5,957       3,577
    General and administrative.......................       6,551        9,401        6,657       4,518       2,313
    Amortization of goodwill.........................         550           --           --          --          --
    Restructuring charges............................       2,530           --           --          --          --
    Merger related costs.............................          --          505        1,520          --          --
                                                      -----------  -----------  -----------  ----------  ----------
       Loss from operations..........................     (22,636)     (15,451)     (17,941)    (15,446)     (7,322)
Other income (expense), net..........................       1,232        2,655        1,093         (52)        390
                                                      -----------  -----------  -----------  ----------  ----------
       Loss before income taxes and
        extraordinary item...........................     (21,404)     (12,796)     (16,848)    (15,498)     (6,932)
Income tax expense (benefit).........................         417          217          267         (57)         34
                                                      -----------  -----------  -----------  ----------  ----------
       Loss before extraordinary item................     (21,821)     (13,013)     (17,115)    (15,441)     (6,966)
       Extraordinary gain on disposal of assets......         566           --           --          --          --
                                                      -----------  -----------  -----------  ----------  ----------
       Net loss...................................... $   (21,255) $   (13,013) $   (17,115) $  (15,441) $   (6,966)
                                                      ===========  ===========  ===========  ==========  ==========
Net loss available to common shareholders............ $   (21,255) $   (13,056) $   (18,234) $  (16,278) $   (7,339)
                                                      ===========  ===========  ===========  ==========  ==========
Basic and diluted net loss per common share (2):
    Loss before extraordinary item................... $     (1.18) $     (0.74) $     (1.81) $    (3.49) $    (1.60)
    Extraordinary gain on disposal of assets.........        0.03           --           --          --          --
                                                      -----------  -----------  -----------  ----------  ----------
                                                      $     (1.15) $     (0.74) $     (1.81) $    (3.49) $    (1.60)
                                                      ===========  ===========  ===========  ==========  ==========
Shares used in computing basic and diluted net loss
 per common share....................................  18,551,628   17,705,757   10,081,183   4,668,404   4,594,113

                                                                        December 31,
                                                         -----------------------------------------
                                                          2001    2000    1999     1998     1997
                                                         ------- ------- ------- --------  -------
                                                                       (In thousands)
Consolidated Balance Sheet Data (1):
    Cash, cash equivalents and short-term investments... $18,499 $39,959 $54,657 $ 10,541  $ 4,510
    Working capital.....................................  14,288  34,398  44,538    4,981    1,337
    Total assets........................................  33,294  56,938  67,406   21,574    9,800
    Total current liabilities...........................  11,263  17,091  19,591   13,141    6,815
    Long-term debt, net of current portion..............      --      --      60    1,265      551
    Redeemable convertible preferred stock..............      --      --   9,054   31,523   10,399
    Shareholders' equity (deficit)......................  22,031  39,847  38,701  (24,355)  (7,966)

--------
(1) Reflects restatement for pooling-of-interests business combination. See
    Note 2 of Notes to Consolidated Financial Statements.
(2) For further discussion of loss per share see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risks Associated with our Business and Future Operating Results" in Part I of this Annual Report.

Overview

   We provide application software that enables companies to deliver great service by accessing, analyzing and improving information. Primus software offers a significant measurable value to businesses by providing an infrastructure that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Primus software products can be implemented as a suite or as individual products, depending on the customer's preference and/or business need. Primus software is flexible and easily implemented. Our solutions integrate with leading CRM applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, Peregrine Systems/Remedy, and Siebel. In addition to software applications, Primus offers professional services to assist customers with software implementation, integration, training and support.

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

   We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international sales constituted 23% of our 2001 revenue, 20% of our 2000 revenue, and 16% of our 1999 revenue. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. We have not guaranteed any obligations of the joint venture nor do we have any commitment or intent to provide any funding.

   The Primus software suite consists of Primus eServer, Primus eSupport, Primus Answer Engine and Primus Interchange. Product license revenues and related services from Primus eServer and Primus eSupport products accounted for over 90% of total revenues for the three year period ended December 31, 2001, and we expect these products to continue to account for a substantial portion of our revenues for 2002. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially and adversely affect our business, financial condition, operating results and stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, including products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

   To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred quarterly net losses since inception, and as of December 31, 2001, had an accumulated deficit of approximately

$89 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development, sales and marketing, finance, administration and professional services.

History of Operations

   Primus, formerly named Symbologic Corporation, was incorporated in October 1986 and initially focused on a software development tool for creation of systems to gather organizational expertise. In 1993, we licensed that product line to another company and founded the Customer Support Consortium, a consortium of leading software and hardware companies focused on advancing customer-support strategies, models and standards. From 1993 to 1995, we directed our attention to customer-support products and began developing our SolutionSeries products. In 1995, we changed our name to Primus Knowledge Solutions, Inc. and released SolutionBuilder(R), our first SolutionSeries product. We launched our first Web-based products, SolutionPublisher(R) and SolutionExplorer(R), in 1996 and 1997, respectively. In 1997, we also divested our interest in the Customer Support Consortium in conjunction with its transition to an independent nonprofit entity. Also in 1997, Primus KK became a reseller of the Company's products and a provider of support services in Japan.

   We completed our initial public offering on June 30, 1999, offering 4,772,500 shares of Primus common stock, at an aggregate offering price of approximately $50.8 million. Net proceeds after accounting for $3.6 million in underwriting discounts and commissions and approximately $1.0 million in other expenses were $46.2 million.

Acquisitions and Restructuring

   On December 12, 1999, we entered into an Agreement and Plan of Merger with a California corporation, Imparto Software Corporation (Imparto), a privately held software company and developer of eMarketing software. In connection with the transaction, we issued 913,788 shares of our common stock in exchange for all outstanding shares of preferred stock, preferred stock warrants, and common stock of Imparto, and we converted all outstanding options to purchase Imparto common stock into options to purchase up to 86,212 shares of Primus common stock. The transaction was accounted for as a pooling-of-interests. The consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of Imparto. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity. During 2000, we discontinued funding product development for Imparto, a wholly owned subsidiary.

   On January 21, 2000, pursuant to an Agreement and Plan of Merger, dated January 8, 2000, we acquired ownership of 2order.com, Inc. (2order), a privately held software company, which developed and marketed software that acts as a personal sales assistant, helping buyers define requirements and configure custom solutions. 2order was incorporated in Georgia in 1991 under the name Business Systems Design, Inc. As a result of the merger, we issued 1,506,126 shares of our common stock, $.025 par value per share, in exchange for all issued and outstanding capital stock and assumed all outstanding options and warrants of 2order, which represents, on a converted basis, 150,378 shares of Primus common stock. The transaction was accounted for as a pooling-of-interests business combination, and accordingly, the consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of 2order. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity.

   On May 31, 2001, we acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic's technology provided us with natural language capabilities that were a logical extension to our product suite. These new capabilities allowed our customers to provide direct answers to customer questions from unstructured data sources--HTML, PDF and text formats--as well as structured information contained in the Primus knowledgebase. We have accounted for the AnswerLogic business combination using the purchase method and has included AnswerLogic's operating results in its consolidated operating results since June 1, 2001.

   During the third quarter of 2001, we discontinued funding product development for 2order, a wholly owned subsidiary. On September 29, 2001, 2order sold substantially all of its assets to its leading reseller. As a result of this transaction, our reseller rights for the eSales product line were cancelled. The gain on the disposal of substantially all of the 2order assets was recorded as an extraordinary gain in our consolidated financial statements, since the disposed assets were acquired in an acquisition accounted for using the pooling-of-interests method of accounting and were disposed of within two years of the business combination.

   During the fourth quarter of 2001, we developed and executed a restructuring plan and as a result incurred charges of approximately $2.5 million related to the reduction in its workforce and costs associated with certain excess leased facilities and asset impairments. The charges included approximately $800,000 for the assets disposed of or removed from operations, which consisted primarily of leasehold improvements, computer equipment and related software, office equipment, and furniture and fixtures. Also included was an expense of approximately $1.1 million for severance, benefits and related costs due to the reduction in workforce. We reduced our workforce by 72 people, or 26% of its employee base, in October 2001, and all functional areas were affected by the reductions. Additionally, the charge included an expense of $600,000 due to our decision to reduce some facilities. A portion of this charge is based on current estimated lease rental rates for leases in the respective market. Should facilities operating lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate. The $600,000 of future cash outlays are anticipated through December 2003 unless we are able to negotiate to exit the lease at an earlier date.

   As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Significant Accounting Policies and Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Our significant accounting policies include the following:

  Revenue Recognition

   We recognize revenue in accordance with accounting standards established for software companies. These include Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements" and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenue is recognized when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and there is vendor-specific objective evidence to allocate the total fee to the elements of the arrangement. Revenue recognized from software arrangements is allocated to each element of the arrangement based on the relative fair value of the elements such as software products, upgrades, enhancements, post contract customer support, and consulting services.

   Vendor-specific objective evidence (VSOE) is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In multiple element arrangements in which VSOE exists only for undelivered elements, the fair value of the undelivered elements are deferred and the difference between the total arrangement fee and the VSOE of the undelivered elements is assigned to the delivered elements. If such evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

   Previously, for our eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, we released new versions of these software products, which do not require significant installation efforts. Accordingly, revenues from software license arrangements are now generally recognized upon the delivery of the software, regardless of whether installation services are sold, provided all of the other revenue recognition requirements of Statement of Position No. 97-2 have been met. We believe that this change will not have a material impact on our operating results.

   If a customer requires an acceptance period, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenues for license arrangements with payment terms extending beyond one year are recognized periodically as payments become due, provided all other conditions for revenue recognition are met.

   Services revenue consists of maintenance and support fees and consulting, training and hosting fees. Maintenance and ongoing hosting fees are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the use of our software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized separately on delivery of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria.

   From time to time we enter into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. Sublicense fees are generally recognized upon delivery of software if pervasive evidence of an arrangement between the distributor and their customer exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to the elements of the arrangement. Our agreements with our customers and resellers do not contain product return rights.

  Accounts Receivable

   We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment.

  Goodwill

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for calendar year-end companies was

January 1, 2002. As of January 1, 2002, we have unamortized goodwill of approximately $2.3 million subject to the transition provisions of SFAS No.
142. We believe that a transitional impairment loss as a result of the adoption SFAS No. 142 will be required to be recognized as the cumulative effect of a change in accounting principle of approximately $2.3 million, as the implied fair value of the goodwill as of the date of adoption was zero.

Results of Operations

   The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in our Consolidated Statements of Operations.

                                                              Fiscal Year Ended December 31,
                                                            --------------------------------
                                                            2001          2000     1999
                                                            ----          ----     ----
                                                            (As a percentage of total revenue)
Revenues:
   License.................................................  46%            70%      69%
   Services................................................  54             30       31
                                                            ---            ---      ---
       Total revenues...................................... 100            100      100
Cost of revenues:
   License.................................................   1              2        4
   Services................................................  28             21       24
                                                            ---            ---      ---
       Total cost of revenues..............................  29             23       28
                                                            ---            ---      ---
       Gross profit........................................  71             77       72
                                                            ---            ---      ---
Operating expenses:
   Sales and marketing.....................................  72             58       70
   Research and development................................  46             31       37
   General and administrative..............................  24             20       24
   Amortization of goodwill................................   2             --       --
   Restructuring charges...................................   9             --       --
   Merger related costs....................................  --              1        6
                                                            ---            ---      ---
       Total operating expenses............................ 153            110      137
                                                            ---            ---      ---
       Loss from operations................................ (82)           (33)     (65)
Other income, net..........................................   4              6        4
                                                            ---            ---      ---
       Loss before income taxes and extraordinary item..... (78)           (27)     (61)
Income tax expense.........................................   1              1        1
                                                            ---            ---      ---
       Loss before extraordinary item...................... (79)           (28)     (62)
                                                            ---            ---      ---
   Extraordinary gain on disposal of assets................   2             --       --
                                                            ---            ---      ---
       Net loss............................................ (77)%          (28)%    (62)%
                                                            ===            ===      ===

Years ended December 31, 2001 and 2000

Revenues

   Total revenues were $27.6 million and $47.7 million in 2001 and 2000, respectively, representing a decrease of $20.1 million, or 42%. During 2001 and 2000, other than related party sales to Primus KK of $3,134,000 and $2,609,000, respectively, no single customer accounted for 10% or more of total revenues.

   License Revenue. Total license revenue was $12.6 million and $33.2 million in 2001 and 2000, respectively, representing a decrease of $20.6 million, or 62%. International license revenue decreased

$3.6 million over the same period. Our international sales constituted 23% of our 2001 revenue, 20% of our 2000 revenue, and 16% of our 1999 revenue. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. We experienced a decrease in the year-on-year sales of our software in 2001. We believe the weakening of the global economy in 2001 and the continued global slow down in information technology spending contributed to this decline. During the year, the buying patterns of our potential customers were different than in the prior year, and resulted in a longer sales cycle, making it difficult to predict when license sales would close. License revenue as a percentage of total revenue was 46% and 70% in 2001 and 2000, respectively. Software license revenues decreased as a percentage of total revenues primarily due to the decrease in our software license revenues, and the growth of our support and maintenance contracts we obtained as our customer base grew. We believe that the depth and duration of the current economic slowdown will have a material impact on our operating results.

   Services Revenue. Total services revenue was $15.0 million and $14.5 million in 2001 and 2000, respectively, representing an increase of $0.5 million, or 3%, which was the result of an increase in maintenance and support contract revenue of $2.8 million and a decrease in consulting fees of $2.3 million over the same period. Services revenue as a percentage of total revenue was 54% and 30% in 2001 and 2000, respectively. Our growing installed base is the primary driver for the increase in maintenance and support contract revenues, and this coupled with the substantial decrease in license revenues resulted in the significant change in the percentage of revenue generated from licenses and services. The decrease in consulting fees is a byproduct of the declines in license revenue and information technology spending experienced during the current year. We expect the amount of and proportion of services revenue to total revenue to fluctuate in the future, depending primarily on the dollar amount of software license sales and our customers' use of third-party consulting and implementation services providers.

Cost of Revenues

   Total cost of revenues was $8.1 million and $10.9 million in 2001 and 2000, respectively, representing a decrease of $2.8 million, or 26%.

   Cost of License Revenue. Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of license revenue was $370,000 and $1.1 million in 2001 and 2000, respectively, representing a decrease of $730,000, or 66%. This decrease in the cost of license revenue is primarily due to the significant decrease in total revenue from 2000 to 2001. Cost of license revenue as a percentage of license revenue was 3%, during both 2001 and 2000. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology integrated with our solutions.

   Cost of Services Revenue. Cost of services revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of services provided by third-party consultants engaged by Primus. Cost of services revenue was $7.7 million and $9.8 million in 2001 and 2000, respectively, representing a decrease of $2.1 million, or 21%. Cost of services revenue as a percentage of services revenue was 52% and 68%, during 2001 and 2001, respectively. The decrease in cost of services revenue as a percentage of services revenue was primarily due to the continued growth of post-contract support revenue attributable to the increase in our installed customer base along with the cost savings from fourth quarter 2001 workforce reductions of 14 employees, or 26%, within the professional services and customer support organizations. Cost of services revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation and consulting services, as well as staffing levels, overhead costs and customer needs. Gross profit margins are generally higher for support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and consulting services. We anticipate that cost of services revenue will decrease in 2002 as compared to 2001, primarily as a result of our fourth quarter 2001 restructuring and our continued cost containment efforts.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses decreased $7.8 million, or 28%, from $27.7 million in 2000 to $19.9 million in 2001. This decrease is due to the reduction in the variable component of total compensation related costs (i.e. bonuses, commissions and related payroll taxes) which are related to the decrease in revenues for the periods presented; as well as fourth quarter 2001 reductions in total sales and marketing workforce of 29 employees, or 31%, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. Sales and marketing expenses as a percentage of total revenue were 72% and 58% in 2001 and 2000, respectively. This increase as a percentage of total revenue is primarily due to the significant decrease in total revenues from 2000 to 2001. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future. We anticipate that sales and marketing expenses as an absolute dollar amount will decrease in 2002 as compared to 2001, primarily as a result of our fourth quarter 2001 restructuring and our continued cost containment efforts. In subsequent periods we expect that sales and marketing expense as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenues, staffing levels, overhead costs and our assessment of market opportunities and sales channels.

   Research and Development. Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits, and contractors' fees for software engineers, program and product managers, technical writers, linguistic specialists and quality assurance personnel. Research and development expenses decreased $2.1 million, or 14%, from $14.7 million in 2000 to $12.6 million in 2001. The decrease was primarily due to the discontinuance of funding for 2order, current year reductions in the variable component of total compensation related costs, fourth quarter 2001 reductions in research and development headcount of 24 employees, or 25%, and the use of third party consultants within our research and development group, partially offset by increases in research and development headcount related to our acquisition of AnswerLogic. Research and development expenses as a percentage of total revenue were 46% and 31% for 2001 and 2000, respectively. This increase as a percentage of total revenue is primarily due to the significant decrease in total revenues from 2000 to 2001. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future. We anticipate that research and development costs as an absolute dollar amount will decrease in 2002 as compared to 2001, primarily as a result of our fourth quarter 2001 restructuring and our continued cost containment efforts. In subsequent periods, we expect that research and development expense as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenues, customer needs, staffing levels, overhead costs and our assessment of market demand.

   General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-services fees. General and administrative expenses decreased $2.8 million, or 30%, from $9.4 million in 2000 to $6.6 million in 2001. This decrease is primarily due to the current year reductions in the variable component of total compensation related costs and fourth quarter 2001 reduction in general and administrative headcount of 5 employees, or 17%, travel costs, recruiting expenses and professional service fees; partially offset by increases in facility charges and depreciation expense. The decrease in total general and administrative expenses reflects the continued impact of the overall cost containment measures taken by us during the current year. General and administrative expenses as a percentage of total revenue were 24% in

2001 and 20% in 2000. This increase as a percentage of total revenue is primarily due to the significant decrease in total revenues from 2000 to 2001. The increase of general and administrative expense as a percentage of total revenue is directly attributable to revenue declining at a much faster pace than general and administrative expenses in the current year. We believe that our general and administrative expenses will fluctuate in absolute dollars in future periods, depending primarily on the volume of future revenues, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

   Goodwill Amortization. Amortization of goodwill was $550,000 in 2001 and zero in 2000. The goodwill amortization expense is a result of the acquisition of AnswerLogic, which was completed in May 2001 and accounted for under the purchase method of accounting. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for calendar year-end companies was January 1, 2002. As of January 1, 2002, we have unamortized goodwill of approximately $2.3 million subject to the transition provisions of SFAS No. 142. We believe that a transitional impairment loss as a result of the adoption SFAS No. 142 will be required to be recognized as the cumulative effect of a change in accounting principle of approximately $2.3 million, as the implied fair value of the goodwill as of the date of adoption was zero.

   Restructuring Charges. During the fourth quarter of 2001, we developed and executed a restructuring plan and as a result incurred restructuring charges of approximately $2.5 million related to the reductions in its workforce and costs associated with certain excess leased facilities and asset impairments. Included in the charge was approximately $800,000 for assets disposed of or removed from operations as a direct result of its restructuring plan, which consisted primarily of leasehold improvements, computer equipment and related software, office equipment, and furniture and fixtures. Also included in the charge was approximately $1.1 million for severance, benefits and related costs due to the reduction in workforce. We reduced our workforce by 72 people, or 26% of its employee base in October 2001, and all functional areas were affected by the reductions. The remaining $600,000 of the charge is due to our decision to exit and reduce excess facilities. A portion of the charge is based on the estimated period to sublease the excess space and the current estimated lease rental rates for leases in the respective market. Should facilities operating lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate.

   As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

   Merger Related Costs. Merger related costs were zero in 2001 and approximately $505,000 in 2000, which represented 0% and 1% of total revenue in 2001 and 2000, respectively. These 2000 costs were recorded in connection with the January 2000 2order merger and the December 1999 Imparto merger, both of which were accounted for under the pooling-of-interests method of accounting.

   Other Income, Net. Other income decreased $1.5 million, or 56%, from $2.7 million in 2000 to $1.2 million in 2001. The decrease from period to period is primarily due to fluctuations in the average combined cash, cash equivalents and short-term investment balances as well as declining investment yields. We expect to continue to yield investment income on its average balance of combined cash and cash equivalents and short-term and long-term investments at an average rate that is less than that experienced in 2001.

   Income Taxes. We have not recorded income tax benefits related to the net operating losses in 2001 or 2000, as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded in 2001 and 2000 primarily relates to our foreign operations.

   Net operating loss carryforwards at December 31, 2001 for federal and state income tax reporting purposes were approximately $112 million, which will begin to expire in 2002 if not utilized and $40.9 million is related to deductions for the exercise of non-qualified stock options. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including significant change in ownership interests.

   Extraordinary Item. Extraordinary gain on the disposal of assets was $566,000 for the year ended December 31, 2001. This gain was recorded in connection with the September 2001 sale of certain intellectual property and assets of our wholly owned subsidiary, 2order, which was acquired through a business combination in January 2000 and accounted for using the pooling-of-interests method of accounting.

Years ended December 31, 2000 and 1999

Revenues

   Total revenue was $47.7 million and $27.3 million in 2000 and 1999, respectively, representing an increase of $20.4 million, or 74%. During 2000 and 1999, other than related party sales to Primus KK of $2,609,000 and $1,353,000, respectively, no single customer accounted for 10% or more of total revenues.

   License Revenue. Total license revenue was $33.2 million and $18.8 million in 2000 and 1999, respectively, representing an increase of $14.4 million, or 77%, and international license revenue increased $4.0 million over the same period. The increases were primarily due to acceptance of our knowledge-enabling software in the marketplace, the increased size and productivity of our sales force and increased international sales through our United Kingdom sales office and our Japanese distributor. License revenue as a percentage of total revenue was 70% and 69% in 2000 and 1999, respectively.

   Services Revenue. Total services revenue was $14.5 million and $8.5 million in 2000 and 1999, respectively, representing an increase of $6.0 million, or 71%, which was the result of increases in maintenance and support contract revenue of $5.3 million and consulting fees of $700,000 during the same period. The increase in both types of services revenue was due primarily to an increase in the number of customers and product license sales, which generally include or lead to contracts to perform professional services and purchases of software maintenance and support service contracts. Services revenue as a percentage of total revenue was 30% and 31% in 2000 and 1999, respectively. Services revenue as a percentage of total revenue declined due primarily to license revenue growing at a faster pace than services revenue.

Cost of Revenues

   Total cost of revenue was $10.9 million and $7.7 million in 2000 and 1999, respectively, representing an increase of $3.2 million, or 42%.

   Cost of License Revenue. Cost of license revenues consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of license revenue was $1.1 million in both 2000 and 1999. Cost of license revenue as a percentage of license revenue was 3% and 6%, during the same periods. Cost of license revenue will typically vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix, and the costs of third party technology integrated with our solutions.

   Cost of Services Revenue. Cost of services revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of services provided by third-party consultants engaged by Primus. Cost of services revenue was $9.8 million and $6.6 million in 2000 and 1999, respectively, representing an increase of $3.2 million, or 48%. The increases in cost of services revenue was primarily a result of the corresponding increase in services revenue along with the related costs from increased hiring and training within the consulting organization. Professional services and customer support personnel increased significantly from 1999 to 2000. Cost of services revenue as a percentage of services revenue was 68% and 77%, during the same periods. The decrease in cost of services revenue as a percentage of services revenue from 1999 to 2000 was primarily due to higher utilization of consulting-services personnel and growth of maintenance revenue in 2000. Cost of services revenue will vary depending on the mix of services that we provided between support and maintenance, training, implementation and consulting services. Gross profit margins are generally higher for support maintenance services, which include the delivery of software enhancements and upgrades, then for training, implementation and consulting services.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses increased $8.5 million, or 44%, from $19.2 million in 1999 to $27.7 million in 2000. The increases from 1999 to 2000 was primarily due to the significant growth in the number of our sales and marketing personnel, increased marketing efforts and an increase in commissions paid as a result of revenue growth. Sales and marketing expenses as a percentage of total revenue was 58% and 70% in 2000 and 1999, respectively. The decrease in sales and marketing expense as a percentage of revenues was reflective of total revenues increasing at a much faster pace than variable sales and marketing expenses. Sales and marketing expenses as an absolute dollar amount will typically fluctuate period to period, depending primarily on the volume of revenues and our assessment of market opportunities and sales channels.

   Research and Development. Research and development expenses include costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits, and contractor's fees for software engineers, program and product managers, technical writers and quality assurance personnel. Research and development expenses increased $4.5 million, or 44%, from $10.2 million in 1999 to $14.7 million in 2000. The increase was primarily due to increased staffing of software developers and quality-assurance staff (both employees and contractors) to support development of our new products and enhancements to our existing products, and an increase in compensation levels for development and quality-assurance personnel. Research and development expenses as a percentage of total revenue were 31% and 37% for 2000 and 1999, respectively.

   General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors' and officers' liability insurance, investor-relations programs and professional-services fees. General and administrative expenses increased $2.7 million, or 41%, from $6.7 million in 1999 to $9.4 million in 2000. The increase in general and administrative expenses in 2000 from 1999 was primarily the result of us incurring costs associated with being a public company for the entire year, transition and severance costs related to our acquisitions and an increase in our provision for doubtful accounts. General and administrative expenses as a percentage of total revenue were 20% and 24% in 2000 and 1999, respectively. The decrease of general and administrative expense as a percentage of total revenue was directly attributable to revenue growing at a much faster pace than general and administrative expenses. General and administrative expenses will typically fluctuate as an absolute dollar amount and as a percentage of sales, depending primarily on the volume of revenues and corporate infrastructure requirements including insurance, professional services, bad debt expense and other administrative costs.

   Merger Related Costs. Merger related costs were approximately $505,000 and $1.5 million in 2000 and 1999, respectively, which represented 1% and 6% of net sales in 2000 and 1999, respectively. These costs were recorded in connection with the January 2000 2order merger and the December 1999 Imparto merger, both of which were accounted for under the pooling-of-interests method of accounting.

   Other Income, Net. Other income increased $1.6 million, or 145%, from $1.1 million in 1999 to $2.7 million in 2000. The increase from period to period was primarily due to fluctuations in the average combined cash, cash equivalents and short-term investment balances.

   Income Taxes. We have not recorded income tax benefits related to the net operating losses in 2000 or 1999, as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded in 2000 and 1999 primarily related to our foreign operations.

Quarterly Results of Operations

   The following table presents our unaudited quarterly results of operations for 2001 and 2000. You should read the following table in conjunction with our consolidated financial statements and the notes related thereto. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from our quarterly results of operations.

                                                                     Three Months Ended
                                         --------------------------------------------------------------------------
                                         Dec. 31, Sept. 30, June 30, March 31, Dec. 31, Sept. 30, June 30, March 31,
                                           2001     2001      2001     2001      2000     2000      2000     2000
                                         -------- --------- -------- --------- -------- --------- -------- ---------
                                                                       (In thousands)
Consolidated Statement of Operations
 Data:
Revenues:
   License.............................. $ 3,216   $ 1,010  $ 2,376   $ 5,967  $ 9,864   $ 6,254  $ 9,909   $ 7,180
   Services.............................   3,009     3,720    4,141     4,111    4,152     3,880    3,152     3,278
                                         -------   -------  -------   -------  -------   -------  -------   -------
      Total revenues....................   6,225     4,730    6,517    10,078   14,016    10,134   13,061    10,458
                                         -------   -------  -------   -------  -------   -------  -------   -------
Cost of revenues:
   License..............................     118        53       68       134      219       212      330       323
   Services.............................   1,551     1,591    2,206     2,386    2,347     2,414    2,439     2,608
                                         -------   -------  -------   -------  -------   -------  -------   -------
      Total cost of revenues............   1,669     1,644    2,274     2,520    2,566     2,626    2,769     2,931
                                         -------   -------  -------   -------  -------   -------  -------   -------
      Gross profit......................   4,556     3,086    4,243     7,558   11,450     7,508   10,292     7,527
Operating expenses:
   Sales and marketing..................   3,710     4,863    4,966     6,273    7,541     6,350    6,936     6,826
   Research and development.............   2,596     3,742    3,323     2,975    3,237     3,704    3,717     4,011
   General and administrative...........   1,164     1,840    1,657     1,890    2,525     1,862    2,714     2,300
   Amortization of goodwill.............     236       235       79        --       --        --       --        --
   Restructuring charges................   2,530        --       --        --       --        --       --        --
   Merger related costs.................      --        --       --        --       --        --       --       505
                                         -------   -------  -------   -------  -------   -------  -------   -------
      Total operating expenses..........  10,236    10,680   10,025    11,138   13,303    11,916   13,367    13,642
                                         -------   -------  -------   -------  -------   -------  -------   -------
Loss from operations....................  (5,680)   (7,594)  (5,782)   (3,580)  (1,853)   (4,408)  (3,075)   (6,115)
Other income, net.......................     182       135      388       527      616       674      710       655
                                         -------   -------  -------   -------  -------   -------  -------   -------
Loss before income taxes and
 extraordinary item.....................  (5,498)   (7,459)  (5,394)   (3,053)  (1,237)   (3,734)  (2,365)   (5,460)
Income tax expense......................      73        75       43       226       96        39       50        32
                                         -------   -------  -------   -------  -------   -------  -------   -------
Loss before extraordinary item..........  (5,571)   (7,534)  (5,437)   (3,279)  (1,333)   (3,733)  (2,415)   (5,492)
Extraordinary gain on disposal of assets      --       566       --        --       --        --       --        --
                                         -------   -------  -------   -------  -------   -------  -------   -------
      Net loss.......................... $(5,571)  $(6,968) $(5,437)  $(3,279) $(1,333)  $(3,773) $(2,415)  $(5,492)
                                         =======   =======  =======   =======  =======   =======  =======   =======

   The following table sets forth unaudited quarterly results of operations as a percentage of revenue for 2001 and 2000.

                                                                     Three Months Ended
                                         -------------------------------------------------------------------------
                                         Dec. 31, Sept. 30, June 30, March 31, Dec. 31, Sept. 30, June 30, March 31,
                                           2001     2001      2001     2001      2000     2000      2000     2000
                                         -------- --------- -------- --------- -------- --------- -------- ---------
                                                                       (In thousands)
Consolidated Statement of Operations
 Data:
Revenues:
   License..............................   51.7%     21.4%    36.5%     59.2%    70.4%     61.7%    75.9%     68.7%
   Services.............................   48.3      78.6     63.5      40.8     29.6      38.3     24.1      31.3
                                          -----    ------    -----     -----    -----     -----    -----     -----
      Total revenues....................  100.0     100.0    100.0     100.0    100.0     100.0    100.0     100.0
                                          -----    ------    -----     -----    -----     -----    -----     -----
Cost of revenues:
   License..............................    1.9       1.2      1.0       1.3      1.6       2.1      2.5       3.1
   Services.............................   24.9      33.6     33.9      23.7     16.7      23.8     18.7      24.9
                                          -----    ------    -----     -----    -----     -----    -----     -----
      Total cost of revenues............   26.8      38.4     34.9      25.0     18.3      25.9     21.2      28.0
                                          -----    ------    -----     -----    -----     -----    -----     -----
      Gross profit......................   73.2      65.2     65.1      75.0     81.7      74.1     78.8      72.0
Operating expenses:
   Sales and marketing..................   59.6     102.8     76.2      62.2     53.8      62.7     53.1      65.3
   Research and development.............   41.7      79.1     51.0      29.5     23.1      36.6     28.5      38.4
   General and administrative...........   18.7      38.9     25.4      18.8     18.0      18.4     20.8      22.0
   Amortization of goodwill.............    3.8       5.0      1.2        --       --        --       --        --
   Restructuring charges................   40.6        --       --        --       --        --       --        --
   Merger related costs.................     --        --       --        --       --        --       --       4.8
                                          -----    ------    -----     -----    -----     -----    -----     -----
      Total operating expenses..........  164.4     225.8    153.8     110.5     94.9     117.7    102.4     130.5
                                          -----    ------    -----     -----    -----     -----    -----     -----
Loss from operations....................  (91.2)   (160.6)   (88.7)    (35.5)   (13.2)    (43.6)   (23.6)    (58.5)
Other income, net.......................    2.9       2.9      5.9       5.3      4.4       6.7      5.4       6.2
                                          -----    ------    -----     -----    -----     -----    -----     -----
Loss before income taxes and
 extraordinary item.....................  (88.3)   (157.7)   (82.8)    (30.2)    (8.8)    (36.9)   (18.2)    (52.3)
Income tax expense......................    1.2       1.6      0.6       2.2      0.7       0.3      0.4       0.3
                                          -----    ------    -----     -----    -----     -----    -----     -----
Loss before extraordinary item..........  (89.5)   (159.3)   (83.4)    (32.4)    (9.5)    (37.2)   (18.6)    (52.6)
                                          -----    ------    -----     -----    -----     -----    -----     -----
Extraordinary gain on disposal of assets     --      12.0       --        --       --        --       --        --
                                          -----    ------    -----     -----    -----     -----    -----     -----
      Net loss..........................  (89.5)%  (147.3)%  (83.4)%   (32.4)%   (9.5)%   (37.2)%  (18.6)%   (52.6)%
                                          =====    ======    =====     =====    =====     =====    =====     =====

   The trends discussed above in the annual comparisons of operating results generally apply to the comparison of operating results for the four quarters in each of the 12-month periods ended December 31, 2001 and 2000. The fourth quarter of 2001 included restructuring charges, the third quarter of 2001 included an extraordinary gain on disposal of assets and the first quarter of 2000 included costs related to the mergers with 2order and Imparto. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

Liquidity and Capital Resources

   Prior to our initial public offering, we had primarily financed our operations through the private sale of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. In July 1999, we completed our initial public offering in which we received approximately $46.2 million in cash, net of underwriting discounts, commissions, and other offering costs.

   As of December 31, 2001, we had cash, cash equivalents and short-term investments of $18.5 million, representing a decrease of $21.5 million from December 31, 2000. As of December 31, 2001, our working capital was $14.3 million compared to $34.4 million at December 31, 2000.

   Our operating activities resulted in net cash outflows of $20.3 million and $15.1 million in 2001 and 2000, respectively. In 2001, adjustments to the $21.3 million net loss to reconcile to cash used in operating activities includes approximately $7.9 million for the $566,000 in extraordinary gain on disposal of assets, the increase in prepaid expenses and other current assets and the decrease in compensation-related accruals, accounts payable, accrued liabilities and deferred revenue. This is offset by approximately $5.0 million for the decrease in accounts receivable and other assets, combined with $3.0 million in depreciation and amortization and a $790,000 loss related to assets disposed of or removed from operations.

   Investing activities provided cash of $23.1 million and $3.6 million in 2001 and 2000, respectively. Investing activities for this period consisted primarily of approximately $35.6 million in proceeds from the maturity of short-term investments and $695,000 of proceeds primarily from the sale of 2order assets offset by approximately $11.3 million in purchases of short-term investments. Further activities included the purchase of approximately $1.5 million in capital equipment, with the issuance of a $750,000 related party note, and cash of $237,000 acquired in the AnswerLogic acquisition.

   Financing activities used cash of $378,000 in 2001 and provided cash of $4.4 million in 2000. In 2001 and 2000, financing activities for 2001 included $781,000 in payments made on long-term debt assumed in the AnswerLogic acquisition, partially offset by $403,000 in proceeds from the exercise of stock options.

   Our principal source of liquidity at December 31, 2001 was our cash, cash equivalents and short-term investments of $18.5 million. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank's prime rate plus 1% (5.75% as of December 31, 2001) and expires in December 2002. There were no borrowings outstanding as of December 31, 2001. As of December 31, 2001, we were in compliance with our financial covenants in connection with the line of credit.

   We currently anticipate that we will continue to experience fluctuations in our operating expenses for the foreseeable future as we:

    . enter new markets for our products and services, including through potential acquisitions of complementary businesses, technology or other assets

    .  increase or decrease research and development spending

    .  increase or decrease sales and marketing activities

    .  develop new distribution channels

    .  improve our operational and financial systems

    .  broaden our professional services capabilities

   We continue to focus on maximizing the performance of our core business and controlling costs to respond to the economic environment. During the fourth quarter of 2001, we reduced worldwide staffing levels by approximately 26%, across the entire business. In connection with this restructuring, our executive vice president of worldwide sales and marketing, Kim Nelson, left the Company. Additionally, the related restructuring charge included severance, benefits and related costs, costs associated with certain excess leased facilities and asset impairments.

   A portion of the restructuring charge is based on current estimated lease rental rates for leases in the respective market. Should facilities operating lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate. Future cash outlays of approximately $600,000 are anticipated through December 2003 unless we are able to negotiate to exit the lease at an earlier date.

   As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges. including severance, benefits and related costs due to a reduction in workforce and charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

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

   We lease office space under operating leases with various expiration dates through 2005. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 are as follows:

                                                       Operating
                                                         Leases
                                                     --------------
                                                     (In thousands)
             2002...................................     $2,268
             2003...................................      1,742
             2004...................................      1,566
             2005...................................      1,221
                                                         ------
                                                         $6,797
                                                         ======

   Total minimum lease payments have not been reduced by minimum sublease rentals of approximately $329,000 on leases due in the future under non-cancelable subleases. Rent expense was approximately $2.8 million (net of sublease rental income of $177,000), $2.2 million, and $1.7 million, for 2001, 2000 and 1999, respectively.

   We have no material long-term commitments or obligations other than those under these leases. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor does it have any commitment or intent to provide any funding to any such entity. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

   While we will continue to implement cost containment efforts across our business, our operating expenses, including costs to defend and/or settle legal actions that have been or may be brought against us, will consume a material amount of our cash resources. We believe that the total amount of our cash, cash equivalents and short-term investments, along with our commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated problems or expenses, opportunities for acquisitions or other business initiatives we encounter and may seek to raise such additional funds through public or private equity or debt (including debt convertible into equity) financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Our recent history of declining market valuation, volatility in our stock price and doubts surrounding our future eligibility to remain listed on the Nasdaq National Market could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair our current shareholders' ownership interest in the Company.

Recently Issued Accounting Pronouncements

   FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have a material impact on our consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all future business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for calendar year-end companies was January 1, 2002.

   As of January 1, 2002, we have unamortized goodwill of approximately $2.3 million subject to the transition provisions of SFAS No. 142. We believe that a transitional impairment loss as a result of the adoption SFAS No. 142 will be required to be recognized as the cumulative effect of a change in accounting principle of approximately $2.3 million, as the implied fair value of goodwill as of the date of adoption was zero.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We will adopt the provisions of SFAS No. 143 on January 1, 2003. We believe the adoption of this statement will not have a material impact on our financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of SFAS No. 144 effective on January 1, 2002. The adoption of this statement is not expected to have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to the impact of interest rate changes and related change in the market values of our investments and foreign currency exchange risk.

   Interest Rate Risk. We typically invest our excess cash in high quality corporate and municipal debt instruments. As a result, our related investment portfolio is exposed to the impact of short-term changes in interest rates. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result, changes in interest rates may cause us to suffer losses in principal if forced to sell securities that have declined in market value or may cause our future investment income to fall short of expectations. Our investment portfolio is designated as available-for-sale, and accordingly is presented at fair value in the consolidated balance sheet.

   We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio.

   During the year ended December 31, 2001, decreases in interest rates on the fair market value of our cash, cash equivalents and marketable securities caused an insignificant increase in our net loss. Fixed rate short-term investments at December 31, 2001 of approximately $5 million had a weighted average interest rate of 4.39% and are due in 2002. We believe that the impact on the fair market value of our securities and our earnings for 2002 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

   Foreign Currency Exchange Risk. We develop products in the United States and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are predominantly priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have two foreign subsidiaries--Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France--whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in 2000 and 2001. If, during 2002, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2002 would likely not be significantly affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, of this Form 10-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the 2002 Annual Meeting of Shareholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS

   (a)(1) Financial Statements

    1. Report of KPMG LLP dated January 31, 2002. (See Page F-2 hereof).

    2. Consolidated Balance Sheets as of December 31, 2001 and 2000. (See Page F-3 hereof).

    3. Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999. (See Page F-4 hereof).

    4. Consolidated Statements of Shareholders' Equity and Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999. (See Page F-5 hereof).

    5. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999. (See Page F-6 hereof).

    6. Notes to Consolidated Financial Statements. (See pages F-7 through F-25 hereof).

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

   (a)(3) Exhibits

   (a) Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K

Exhibit
  No.                                               Description
-------                                             -----------
 2.1    Agreement and Plan of Merger, dated December 12, 1999, among the registrant, San Antonio
        Acquisition, Inc. and Imparto Software Corporation.(3)
 2.2    Agreement and Plan of Merger dated as of January 8, 2000 by and among the registrant, Austin
        Acquisition, Inc. and 2order.com, Inc.(4)
 2.3    Agreement and Plan of Reorganization, dated May 21, 2001, by and among the registrant, AL
        Acquisition, Inc. and AnswerLogic, Inc.(6)
 3.1    Fourth Amended and Restated Articles of Incorporation of the registrant.(1)
 3.2    Second Amended and Restated Bylaws of the registrant.(1)
 4.1    Registration Rights Agreement, dated July 22, 1998, as amended, by and among the registrant, Inc.,
        TransCosmos, Inc., Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI Affiliates
        TransCosmos, USA Fund, L.P., Norwest Equity Partners, V, Piper Jaffray, Inc., and Snowden L.P.(1)
 4.2    Third Amendment to Registration Rights Agreement, dated December 12, 1999 by and among the registrant, Trans Cosmos USA Inc., Trans Cosmos Inc., Encompass Group, Inc., Oak Investment
        Partners VI L.P., Oak VI Affiliates Fund, L.P. and Norwest Equity Partners, V.(2)
  4.3   Registration Rights Agreement, dated January 21, 2000, by and among the registrant and the Investors listed on Schedule A thereto.(2)

Exhibit
  No.                                              Description
  ---                                              -----------
 10.1   Separation Agreement, dated as of November 6, 1998, by and between the registrant and Steven L.
        Sperry.(1)
 10.2   Joint Venture Agreement, dated November 16, 1995, by and between the registrant and Trans
        Cosmos, Inc.(1)
 10.3   First Amendment to Joint Venture Agreement, dated September 26, 1997, by and among the registrant, Trans Cosmos, Inc., and Best Career Company.(1)
 10.4   Exclusive Distribution License Agreement, dated September 26, 1997, by and between the registrant and Trans Cosmos Inc.(1)
 10.5   First Right of Refusal, dated September 26, 1997, by and between the registrant and Primus K.K.(1)
 10.6   Software Marketing and Distribution Agreement, dated March 31, 1998, by and between the registrant and Primus Knowledge Solutions K.K.(1)
 10.7   Amended and Restated Value Added Reseller License Agreement, dated December 31, 1997, by and between the registrant and Versant Object Technology Corporation.(1)
 10.8   Form of Change of Control Agreement entered into by the registrant, Michael A. Brochu, Ronald
        Stevens, Kim M. Nelson, Patricia L. Cox, Kristopher Klein, David Williamson, Jacek Sadkowski and
        Diana K. Wong.(1)
 10.9   Employee Stock Option and Restricted Stock Award Plan, as adopted by registrant's board of directors on November 29,1993.(1)
 10.10  Non-Employee Director Stock Option Plan, as adopted by registrant's board of directors on
        November 1, 1994.(1)
 10.11  1995 Stock Incentive Compensation Plan, as amended and restated on March 12, 1996 and amended on February 10,1998.(1)
 10.12  1999 Stock Incentive Compensation Plan.(1)
 10.13  1999 Employee Stock Purchase Plan.(1)
 10.14  Office Lease Agreement, dated July 25, 1995, by and between the registrant and Westlake Center
        Associates Limited Partnership.(1)
 10.15  Lease Amendment 1, dated February 1, 1999, by and between the registrant and Westlake Center
        Associates Limited Partnership.(1)
 10.16  Services Agreement, dated February 13, 1998, by and between the registrant and Encompass
        Globalization, Inc.(1)
 10.17  Amended and Restated Software Marketing and Distribution Agreement, dated March 31, 2000, by and between registrant and Primus Knowledge Solutions KK.(1)
 10.18  Lease Amendment II, dated February 11, 2000, by and between the registrant and Westlake Center
        Associates Limited Partnership.(3)
 10.19  Lease Amendment III, dated May 31, 2000, by and between the registrant and Westlake Center
        Associates Limited Partnership.(4)
 10.20  Second Amendment to Joint Venture Agreement, dated July 24, 2000, by and between the registrant and Trans Cosmos, Inc.(5)

Exhibit
  No.                                             Description
  ---                                             -----------
 10.21  Third Amendment to Joint Venture Agreement, dated August 9, 2001, by and between the registrant and Trans Cosmos, Inc.
 10.22  Forth Amendment to Joint Venture Agreement, dated November 7, 2001, by and between the registrant and Trans Cosmos, Inc.
 10.23  Addendum One to Amended and Restated Distribution Agreement, dated November 7, 2001, by and between registrant and Primus Knowledge Solutions, KK.
 10.24  Lease Amendment IV, dated December 13, 2001, by and between the registrant and Westlake Center
        Associates Limited Partnership
 21     Subsidiaries of the registrant.
 23     Consent of KPMG LLP.

--------
(1) Incorporated by reference herein to the Registration Statement of Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 30, 1999 (Registration No. 333-77477).
(2) Incorporated by reference herein to the Form 10-K filed with the Securities and Exchange Commission on March 23, 2000.
(3) Incorporated by reference herein to the Form 10-Q filed with the Securities and Exchange Commission on May 11, 2000.
(4) Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
(5) Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(6) Incorporated by reference herein to on Form 8-K filed with the Securities and Exchange Commission on June 15, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PRIMUS KNOWLEDGE SOLUTIONS, INC.

                                           By:      /s/  MICHAEL A. BROCHU
                                               ---------------------------------
                                                       Michael A. Brochu
                                                  President, Chief Executive
                                               Officer and Chairman of the Board

                                                               March 20, 2002
                                                             -----------------
                                                                    Date

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   /S/  MICHAEL A. BROCHU     President, Chief Executive    March 20, 2002
-----------------------------   Officer and Chairman of the --------------
      Michael A. Brochu         Board (Principal Executive       Date
                                Officer)

   /S/  RONALD M. STEVENS     Executive Vice President,     March 20, 2002
-----------------------------   Chief Financial Officer and --------------
      Ronald M. Stevens         Treasurer (Principal             Date
                                Financial and Accounting
                                Officer)

----------------------------- Director                      --------------
       John G. Connors                                           Date

   /S/  ANTONIO M. AUDINO     Director                      March 20, 2002
-----------------------------                               --------------
      Antonio M. Audino                                          Date

----------------------------- Director                      --------------
        Promod Haque                                             Date

   /S/  FREDRIC W. HARMAN     Director                      March 20, 2002
-----------------------------                               --------------
      Fredric W. Harman                                          Date

    /S/  YASUKI MATSUMOTO     Director                      March 20, 2002
-----------------------------                               --------------
      Yasuki Matsumoto                                           Date

    /S/  JANICE C. PETERS     Director                      March 20, 2002
-----------------------------                               --------------
      Janice C. Peters                                           Date

                       PRIMUS KNOWLEDGE SOLUTIONS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----

Independent Auditors' Report.............................................................. F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000.............................. F-3

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999 F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Loss for the Years Ended
  December 31, 2001, 2000 and 1999........................................................ F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 F-6

Notes to Consolidated Financial Statements................................................ F-7

Schedule II Valuation and Qualifying Accounts............................................. S-1

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primus Knowledge Solutions, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Seattle, Washington
January 31, 2002

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                      --------------------
                                                                                        2001       2000
                                                                                      --------   --------
                                                                                      (In thousands, excep
                                                                                         share amounts)
                                    A S S E T S
                                    ------
Current assets:
   Cash, cash equivalents and short-term investments................................. $ 18,499   $ 39,959
   Accounts receivable, net of allowance for doubtful accounts of $1,524 and $950 at
     December 31, 2001 and 2000, respectively........................................    5,932     10,745
   Prepaid expenses and other current assets.........................................    1,120        785
                                                                                      --------   --------
       Total current assets..........................................................   25,551     51,489
                                                                                      --------   --------
Property and equipment, net..........................................................    4,473      5,090
Goodwill, net of accumulated amortization of $550 and $0, respectively...............    2,281         --
Note receivable from related party...................................................      750         --
Other assets.........................................................................      239        359
                                                                                      --------   --------
       Total assets.................................................................. $ 33,294   $ 56,938
                                                                                      ========   ========

       L I A B I L I T I E S  A  N  D  S H A R E H O L D E R S '  E Q U I T Y
       ------------------------------------
Current liabilities:
   Accounts payable.................................................................. $  1,683   $  4,071
   Accrued and other liabilities.....................................................    1,756      2,224
   Compensation-related accruals.....................................................    1,392      3,245
   Deferred revenue, including related-party amounts of $353 and $401 at
     December 31, 2001 and 2000, respectively........................................    6,432      7,551
                                                                                      --------   --------
       Total current liabilities.....................................................   11,263     17,091
                                                                                      --------   --------
Commitments, contingencies and subsequent events
Shareholders' equity:
   Common stock, $.025 par value; authorized 50,000,000 shares; issued and outstanding 18,945,513 and 18,045,376 shares at December 31, 2001 and 2000,
     respectively....................................................................      474        452
   Additional paid-in capital........................................................  110,178    106,876
   Deferred stock-based compensation.................................................       --        (54)
   Accumulated other comprehensive income (loss).....................................       17        (44)
   Accumulated deficit...............................................................  (88,638)   (67,383)
                                                                                      --------   --------
       Total shareholders' equity....................................................   22,031     39,847
                                                                                      --------   --------
       Total liabilities and shareholders' equity.................................... $ 33,294   $ 56,938
                                                                                      ========   ========

         See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended December 31,
                                                               ----------------------------------------
                                                                   2001           2000         1999
                                                               -----------    -----------  -----------
                                                               (In thousands, except share and per shar
                                                                               amounts)
Revenues:
 License:
   Third party................................................ $    10,417    $    31,101  $    17,773
   Related party--Primus KK...................................       2,152          2,106          996
                                                               -----------    -----------  -----------
                                                                    12,569         33,207       18,769
 Services:
   Third party................................................      13,999         13,959        8,192
   Related party--Primus KK...................................         982            503          357
                                                               -----------    -----------  -----------
                                                                    14,981         14,462        8,549
                                                               -----------    -----------  -----------
       Total revenues.........................................      27,550         47,669       27,318
                                                               -----------    -----------  -----------
Cost of revenues:
   License....................................................         373          1,084        1,112
   Services...................................................       7,734          9,808        6,613
                                                               -----------    -----------  -----------
       Total cost of revenues.................................       8,107         10,892        7,725
                                                               -----------    -----------  -----------
       Gross profit...........................................      19,443         36,777       19,593
                                                               -----------    -----------  -----------
Operating expenses:
   Sales and marketing........................................      19,812         27,653       19,180
   Research and development...................................      12,636         14,669       10,177
   General and administrative.................................       6,551          9,401        6,657
   Amortization of goodwill...................................         550             --           --
   Restructuring charges......................................       2,530             --           --
   Merger related costs.......................................          --            505        1,520
                                                               -----------    -----------  -----------
       Total operating expenses...............................      42,079         52,228       37,534
                                                               -----------    -----------  -----------
       Loss from operations...................................     (22,636)       (15,451)     (17,941)
Interest income...............................................       1,389          2,714        1,533
Other expense, net............................................        (157)           (59)        (440)
                                                               -----------    -----------  -----------
       Loss before income taxes and extraordinary item........     (21,404)       (12,796)     (16,848)
Income tax expense............................................         417            217          267
                                                               -----------    -----------  -----------
       Loss before extraordinary item.........................     (21,821)       (13,013)     (17,115)
Extraordinary gain on disposal of assets......................         566             --           --
                                                               -----------    -----------  -----------
       Net loss...............................................     (21,255)       (13,013)     (17,115)
Preferred stock accretion.....................................          --            (43)      (1,119)
                                                               -----------    -----------  -----------
       Net loss available to common shareholders.............. $   (21,255)   $   (13,056) $   (18,234)
                                                               ===========    ===========  ===========
Basic and diluted net loss per common share:
   Loss before extraordinary item............................. $     (1.18)   $     (0.74) $     (1.81)
   Extraordinary gain on disposal of assets...................         .03             --           --
                                                               -----------    -----------  -----------
                                                               $     (1.15)   $     (0.74) $     (1.81)
                                                               ===========    ===========  ===========
Shares used in computing basic and diluted net loss per common
  share.......................................................  18,551,628     17,705,757   10,081,183
                                                               ===========    ===========  ===========

         See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                    Convertible
                                  preferred stock      Common stock                               Accumulated
                                  --------------     -----------------   Additional   Deferred       other
                                               Par                  Par   paid-in   stock-based  comprehensive Accumulated
                                   Shares     value    Shares      value  capital   compensation income (loss)   deficit
                                  --------    -----  ----------    ----- ---------- ------------ ------------- -----------
                                                                (In thousands, except share amounts)
Balance at December 31, 1998.....  763,193     $ 1    4,995,397    $125   $ 12,775     $  --         $  (1)     $(37,255)
Exercise of stock options
 and warrants....................       --      --      715,681      18      2,107        --            --            --
Stock options and warrants
 issued in exchange
 for services....................       --      --       19,700      --        672        --            --            --
Repurchase of common stock.......       --      --      (14,099)     --       (104)       --            --            --
Sale of common stock in
 initial public offering, net
 of offering costs...............       --      --    4,622,500     116     46,105        --            --            --
Conversion of redeemable
 convertible preferred stock
 into common stock...............       --      --    4,799,992     120     23,468        --            --            --
Conversion of convertible
 preferred stock into common
 stock........................... (500,000)     (1)     166,666       4         (3)       --            --            --
Sale of common stock, net........       --      --      129,972       3      1,239        --            --            --
Sale of Imparto convertible
 preferred stock, net............  481,884      --           --      --      7,584        --            --            --
Conversion of Imparto
 convertible preferred stock..... (745,077)     --      745,077      18        (18)       --            --            --
Deferred stock-based
 compensation....................       --      --           --      --        185      (114)           --            --
Redeemable convertible
 preferred stock accretion.......       --      --           --      --     (1,119)       --            --            --
Comprehensive loss:
 Foreign currency translation
  loss...........................       --      --           --      --         --        --            (4)           --
 Unrealized loss on
  short-term investments.........       --      --           --      --         --        --          (105)           --
 Net loss........................       --      --           --      --         --        --          (109)      (17,115)
                                                                                                     -----      --------
     Total comprehensive loss....       --      --           --      --         --        --          (110)      (17,115)
                                  --------     ---   ----------    ----   --------     -----         -----      --------
Balance at December 31, 1999.....       --      --   16,180,886     404     92,891      (114)           --       (54,370)
Exercise of stock options
 and warrants....................       --      --      871,211      23      3,930        --            --            --
Stock options and warrants
 issued in exchange for
 services........................       --      --           --      --        178        --            --            --
Stock issued for employee
 stock purchase plan.............       --      --       76,361       2        846        --            --            --
Redeemable convertible
 preferred stock accretion.......       --      --           --      --        (43)       --            --            --
Conversion of 2order
 redeemable convertible
 preferred stock into common
 stock...........................       --      --      916,918      23      9,074        --            --            --
Deferred stock-based
 compensation....................       --      --           --      --         --        60            --            --
Comprehensive loss:
 Foreign currency translation
  loss...........................       --      --           --      --         --        --           (24)           --
 Unrealized gain on
  short-term investments.........       --      --           --      --         --        --            90            --
 Net loss........................       --      --           --      --         --        --            --       (13,013)
                                                                                                     -----      --------
     Total comprehensive loss....       --      --           --      --         --        --            66       (13,013)
                                  --------     ---   ----------    ----   --------     -----         -----      --------
Balance at December 31, 2000.....       --      --   18,045,376     452    106,876       (54)          (44)      (67,383)
Stock issued in acquisition
 of AnswerLogic..................       --      --      750,000      19      2,936        --            --            --
Exercise of stock options........       --      --       56,960       1        163        --            --            --
Stock issued for employee
 stock purchase plan.............       --      --       93,177       2        236        --            --            --
Deferred stock-based
 compensation....................       --      --           --      --         --        21            --            --
Forfeiture of non-vested
 deferred stock
 based compensation..............       --      --           --      --        (33)       33            --            --
Comprehensive loss:
 Foreign currency translation
  loss...........................       --      --           --      --         --        --           (14)           --
 Unrealized gain on
  securities available for
  sale...........................       --      --           --      --         --        --            75            --
 Net loss........................       --      --           --      --         --        --            --       (21,255)
                                                                                                     -----      --------
     Total comprehensive loss....       --      --           --      --         --        --            61       (21,255)
                                  --------     ---   ----------    ----   --------     -----         -----      --------
Balance at December 31, 2001.....       --     $--   18,945,513    $474   $110,178     $  --         $  17      $(88,638)
                                  ========     ===   ==========    ====   ========     =====         =====      ========


                                      Total
                                  shareholders'
                                     equity
                                  -------------

Balance at December 31, 1998.....   $(24,355)
Exercise of stock options
 and warrants....................      2,125
Stock options and warrants
 issued in exchange
 for services....................        672
Repurchase of common stock.......       (104)
Sale of common stock in
 initial public offering, net
 of offering costs...............     46,221
Conversion of redeemable
 convertible preferred stock
 into common stock...............     23,588
Conversion of convertible
 preferred stock into common
 stock...........................         --
Sale of common stock, net........      1,242
Sale of Imparto convertible
 preferred stock, net............      7,584
Conversion of Imparto
 convertible preferred stock.....         --
Deferred stock-based
 compensation....................         71
Redeemable convertible
 preferred stock accretion.......     (1,119)
Comprehensive loss:
 Foreign currency translation
  loss...........................         --
 Unrealized loss on
  short-term investments.........         --
 Net loss........................         --

     Total comprehensive loss....    (17,224)
                                    --------
Balance at December 31, 1999.....     38,701
Exercise of stock options
 and warrants....................      3,953
Stock options and warrants
 issued in exchange for
 services........................        178
Stock issued for employee
 stock purchase plan.............        848
Redeemable convertible
 preferred stock accretion.......        (43)
Conversion of 2order
 redeemable convertible
 preferred stock into common
 stock...........................      9,097
Deferred stock-based
 compensation....................         60
Comprehensive loss:
 Foreign currency translation
  loss...........................         --
 Unrealized gain on
  short-term investments.........         --
 Net loss........................         --

     Total comprehensive loss....    (12,947)
                                    --------
Balance at December 31, 2000.....     39,847
Stock issued in acquisition
 of AnswerLogic..................      2,955
Exercise of stock options........        164
Stock issued for employee
 stock purchase plan.............        238
Deferred stock-based
 compensation....................         21
Forfeiture of non-vested
 deferred stock
 based compensation..............         --
Comprehensive loss:
 Foreign currency translation
  loss...........................         --
 Unrealized gain on
  securities available for
  sale...........................         --
 Net loss........................         --
                                    --------
     Total comprehensive loss....    (21,194)
                                    --------
Balance at December 31, 2001.....   $ 22,031
                                    ========

         See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended December 31,
                                                                                            ----------------------------
                                                                                              2001      2000      1999
                                                                                            --------  --------  --------
                                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................................................. $(21,255) $(13,013) $(17,115)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Extraordinary gain on disposal of assets...............................................     (566)       --        --
    Loss on disposal of assets.............................................................      790        --        --
    Option and warrant expense.............................................................       21       238       956
    Depreciation and amortization..........................................................    3,039     1,826     1,452
    Changes in assets and liabilities:
     Accounts receivable...................................................................    4,903    (2,266)   (2,028)
     Prepaid expenses and other current assets.............................................     (229)      208      (463)
     Other assets..........................................................................       76        65      (112)
     Accounts payable and accrued liabilities..............................................   (3,887)      690     2,560
     Compensation-related accruals.........................................................   (2,079)       (4)    1,480
     Deferred revenue......................................................................   (1,119)   (2,867)    2,465
                                                                                            --------  --------  --------
       Net cash used in operating activities...............................................  (20,306)  (15,123)  (10,805)
                                                                                            --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments......................................................  (11,260)  (20,757)  (39,576)
  Proceeds from maturities of short-term investments.......................................   35,641    28,445     5,249
  Proceeds from sale of assets.............................................................      695        --        --
  Purchases of property and equipment......................................................   (1,495)   (4,063)   (1,765)
  Issuance of note receivable from related party...........................................     (750)       --        --
  Cash acquired in acquisition, net of cash paid...........................................      237        --        --
                                                                                            --------  --------  --------
       Net cash provided by (used in) investing activities.................................   23,068     3,625   (36,092)
                                                                                            --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.................................................       --        --     1,157
  Repayments of long-term debt and obligations under credit facility.......................     (781)     (379)   (2,545)
  Repayments of line of credit.............................................................       --        --       (85)
  Proceeds from issuance of common stock, net..............................................       --        --    47,463
  Proceeds from issuance of Imparto convertible preferred stock, net.......................       --        --     7,584
  Proceeds from issuance of 2order redeemable convertible preferred stock, net.............       --        --     1,200
  Repurchase of common stock...............................................................       --        --      (104)
  Proceeds from exercise of stock options and warrants and purchases of common stock under
   the employee stock purchase plan........................................................      402     4,801     2,125
                                                                                            --------  --------  --------
       Net cash provided by (used in) financing activities.................................     (379)    4,422    56,795
                                                                                            --------  --------  --------
Effect of exchange rate changes on cash....................................................      485       (24)       (4)
                                                                                            --------  --------  --------
       Net (decrease) increase in cash and cash equivalents................................    2,868    (7,100)    9,894
Cash and cash equivalents at beginning of year.............................................   10,502    17,602     7,708
                                                                                            --------  --------  --------
Cash and cash equivalents at end of year................................................... $ 13,370  $ 10,502  $ 17,602
                                                                                            ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest................................................... $     55  $     36  $    159
  Cash paid during the year for income taxes...............................................      380       130       140

NON-CASH FINANCING AND INVESTING ACTIVITIES:...............................................
  Accretion on redeemable convertible preferred stock...................................... $     --  $     43  $  1,119
  Shares issued for acquisition of AnswerLogic, Inc........................................    2,955        --        --
  Assets and liabilities assumed in acquisition:
    Current assets.........................................................................      144        --        --
    Property and equipment.................................................................    1,300        --        --
    Goodwill...............................................................................    2,831        --        --
    Accounts payable and accrued liabilities...............................................      490        --        --
    Compensation-related accruals..........................................................      287        --        --
    Obligations under credit facility......................................................      781        --        --
  Conversion of redeemable convertible preferred stock into common stock...................       --     9,097    23,588

         See accompanying notes to consolidated financial statements.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

  Description of Business and Basis of Presentation

   Primus Knowledge Solutions, Inc. and subsidiaries (the Company or Primus) provides application software that enables companies to improve customer service by allowing them to access, analyze and improve information. Primus(R) software provides an infrastructure that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Primus software products can be implemented as a suite or as individual products, depending on the customer's preference and/or business need. Primus software is flexible and easily implemented. In addition to software applications, Primus offers professional services to assist customers with software implementation, integration, hosting, training and support.

   Primus targets mid- to large-sized organizations, and their products are used by call centers, IT helpdesks, human resources organizations, marketing organizations, and eService businesses. In addition to the Company's traditional markets of technology and telecommunications, Primus touches vertical markets that include aerospace, financial services, manufacturing and retail. Primus develops its products markets and sells their software and services primarily through a direct sales force and a minority owned Japanese joint venture. The Company has offices throughout the United States, and in the United Kingdom and France.

   Primus software can be deployed as a suite, as individual products, or as an integrated solution with other leading CRM applications, depending on the customer's preference and/or the immediacy of their need. License fees for the Company's software varies with each application, but their products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. The Company's typical license agreement provides the licensee a perpetual, nontransferable license to use our software.

   The Primus software suite consists of Primus(R) eServer, Primus(R) eSupport, Primus(R) Answer Engine and Primus(R) Interchange. Product license revenues and related services from Primus eServer and Primus eSupport products accounted for over 90% of total revenues for the three year period ended December 31, 2001.

   The Company is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, changing computing environments, rapid technological change, development of new products, limited protection of proprietary technology, claims of intellectual property infringement and competitive products and pricing.

   The condensed consolidated financial statements include the accounts of Primus and its wholly owned subsidiaries, including its foreign subsidiaries, Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France. All significant intercompany balances and transactions have been eliminated.

   The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, the Company has not guaranteed any obligations of unconsolidated entities nor does it have any commitment or intent to provide any funding to any such entity. As such, the Company is not exposed to any market, credit, liquidity or financing risk that could arise if the Company had engaged in such relationships.

   In December 1999, the Company merged with Imparto Software Corporation (Imparto) in a combination accounted for as a pooling-of-interests (see Note
2). In January 2000, the Company merged with 2order.com, Inc. (2order) in a combination accounted for as a pooling-of-interests (see Note 2). The consolidated financial statements and notes thereto for all periods prior to the combinations have been restated to include the accounts

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

and results of operations of Imparto and 2order and have become the historical consolidated financial statements of the Company.

   During 2000, Primus discontinued funding future product development for its Imparto subsidiary.

   On May 31, 2001, Primus acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic's technology provides Primus with natural language programming and semantic understanding capabilities. These capabilities allow Primus' customers to provide direct answers to their customer questions from unstructured data sources--HTML, PDF and text formats--as well as structured information contained in the Primus knowledgebase. Primus has accounted for the AnswerLogic business combination using the purchase method of accounting and has included AnswerLogic's operating results in its consolidated operating results beginning on June 1, 2001 (see Note 2).

   During the third quarter of 2001, Primus discontinued funding future product development for its 2order subsidiary. On September 29, 2001, 2order sold the intellectual property associated with the current shipping versions of the Primus(R) eSales product line and certain other assets to its leading reseller. As a result of this transaction, Primus' reseller rights for the Primus eSales product line were cancelled. The gain on the disposal of substantially all of the 2order assets was recorded as an extraordinary gain in the Company's consolidated financial statements since the disposed assets were acquired in an acquisition accounted for using the pooling-of-interests method of accounting and were disposed of within two years of the business combination.

  Restructuring Charges

   During the fourth quarter of 2001, the Company developed and executed a restructuring plan and as a result recorded restructuring charges of approximately $2.5 million related to the reduction in its workforce and costs associated with certain excess leased facilities and asset impairments. These charges included approximately $800,000 for the assets disposed of or removed from operations as a direct result of the Company's restructuring plan, which consisted primarily of leasehold improvements, computer equipment and related software, office equipment, and furniture and fixtures. Also included is approximately $1.1 million for severance, benefits and related costs due to the reduction in workforce. The Company reduced its sales and marketing workforce by 29 employees, or 31%, its research and development workforce by 24 employees, or 25%, its professional services and support workforce by 14 employees, or 26%, and its general and administrative workforce by 5 employees or 17%, for a total workforce reduction of 72 people, or 26% of its employee base in October 2001. Additionally, $600,000 was recorded due to the Company's decision to reduce excess facilities. A portion of this charge is based on the estimated period to sublease the excess facilities and current estimated lease rental rates for leases in the respective market. Should lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate. The $600,000 of future cash outlays are anticipated through December 2003 unless the Company is able to negotiate to exit the lease at an earlier date.

  Cash, Cash Equivalents and Short-term Investments

   The Company considers all highly liquid investments purchased with maturity at purchase of three months or less to be cash equivalents.

   The Company considers all short-term investments as available-for-sale. Accordingly, these investments are carried at fair value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

  Property and Equipment

   Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line or declining basis over the estimated useful lives of the assets (two to seven years) or over the lease term, if shorter for leasehold improvements.

  Goodwill

   Goodwill is recorded at cost less accumulated amortization and is being amortized using the straight-line method over its estimated economic life of three years.

  Investment in Primus Knowledge Solutions, K.K.

   In December 1995, Primus invested $50,000 for a 50% interest in Primus Knowledge Solutions, KK (Primus KK), a Japanese distributor, with Trans Cosmos, Inc., a Japanese company (TCI), a significant shareholder of the Company. Primus accounted for its investment using the equity method and wrote down its investment to zero in March 1997 as a result of recognizing the Company's portion of the investee's losses to date. In September 1997, Primus and TCI renegotiated their agreement, reducing Primus' ownership to 14.3%. In August 2000, the arrangement was further amended and the Company's ownership percentage in Primus KK was increased to 19.6%. Primus KK is accounted for using the cost method, as management believes it does not have significant influence over its operations, has not guaranteed any of its obligations and does not have any commitment or intent to provide any funding.

  Fair Value of Financial Instruments

   At December 31, 2001 and 2000, the recorded amounts of cash and cash equivalents, short-term investments, accounts receivable and payable, prepaid expenses and other current assets, note receivable from related party, accrued and other liabilities and compensation-related accruals reflected in the financial statements approximate fair value based on their liquidity or their short-term nature. The fair value of the Company's investment in Primus KK is not readily determinable.

  Impairment of Long-Lived Assets

   Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

   The Company recognizes revenue in accordance with accounting standards established for software companies. These include Statement of Position No. 97-2, Software Revenue Recognition, as amended by Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Revenue is recognized when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and there is vendor-specific objective evidence to allocate the total fee to the elements of the arrangement. Revenue recognized from software arrangements is allocated to each element of the arrangement based on the relative fair value of the elements such as software products, upgrades, enhancements, post contract customer support, and consulting services.

   Vendor-specific objective evidence (VSOE) is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In multiple element arrangements in which VSOE exists only for undelivered elements, the fair value of the undelivered elements are deferred and the difference between the total arrangement fee and the VSOE of the undelivered elements is assigned to the delivered elements. If such evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

   Previously, for the Company's eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, the Company released new versions of these software products, which do not require significant installation efforts. Accordingly, revenues from software license arrangements are now generally recognized upon the delivery of the software, regardless of whether installation services are sold, provided all of the other revenue recognition requirements of Statement of Position No. 97-2 have been met. The Company believes that this change will not have a material impact on its operating results.

   If a customer requires an acceptance period, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenues for license arrangements with payment terms extending beyond one year are recognized periodically as payments become due, provided all other conditions for revenue recognition are met.

   Services revenue consists of maintenance and support fees and consulting, training and hosting fees. Maintenance and ongoing hosting fees are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the use of Primus' software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenues are recognized separately on delivery of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria.

   From time to time, the Company enters into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. Sublicense fees are generally recognized upon delivery of

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

software if pervasive evidence of an arrangement between the distributor and their customer exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to the elements of the arrangement. Primus' agreements with its customers and resellers do not contain product return rights.

  Cost of Revenues

   Cost of license revenues consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of services and maintenance revenues consist primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of services provided by third-party consultants engaged by Primus.

  Software Development Costs

   Software development costs are expensed as incurred until technological feasibility of the underlying software product is achieved. After technological feasibility is established, software development costs are capitalized. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or based on the ratio of current revenue to total projected product revenue, whichever is greater. To date, technological feasibility and general availability of such software have occurred simultaneously and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

  Advertising

   Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expenses and was approximately $670,000, $2,409,000 and $467,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

  Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

  Concentration of Credit Risk and Major Customers

   Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company's customer base is dispersed across different geographic areas throughout North America, Europe, and Japan and consists of companies in a variety of industries. During 2001, 2000 and 1999, other than related party sales to Primus KK of $3,134,000, $2,609,000 and $1,353,000 in 2001, 2000 and
1999, respectively, no single customer accounted for 10% or more of total revenues. At December 31, 2001, accounts receivable included amounts due from one customer of $1,060,000, or 14% of gross accounts

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

receivable, which were collected in February 2002. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

   The Company is also subject to risks related to its significant balances of cash, cash equivalents and short-term investments. The Company's portfolio, however, is diversified and consists primarily of highly rated money market funds and short-term investment-grade securities.

  Foreign Currency

   The functional currency of the Company's foreign subsidiary is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The net gain or loss resulting from translation is shown as foreign currency translation adjustment within accumulated other comprehensive income (loss) as a component of stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations. There were no significant foreign currency transaction gains or losses in 2001, 2000 or 1999.

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

  Loss Per Common Share

   In accordance with SFAS No. 128, "Earnings Per Share," the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Loss available to common shareholders includes net loss and preferred stock accretion. As the Company had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities for the years ended December 31, 2001, 2000 and 1999 included options and warrants to purchase approximately 5,103,000, 5,054,000, and 3,721,000 common shares, respectively, and preferred stock convertible into approximately 917,000 common shares in 1999.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

  Other Comprehensive Loss

   SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains (losses) from securities available-for-sale and is presented in the accompanying statements of stockholders' equity and comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or operations.

  Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, income taxes and contingencies. Actual results may differ from those estimates.

  Reclassifications

   Certain prior period amounts have been reclassified to conform to the current period presentation.

  Recently Issued Accounting Pronouncements

   The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have a material impact on the Company's consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 requires that all future business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon the required adoption date of SFAS No. 142, which for calendar year-end companies was January 1, 2002.

   As of January 1, 2002, the Company has unamortized goodwill of approximately $2.3 million subject to the transition provisions of SFAS No. 142. The Company believes that a transitional impairment loss as a result of the adoption SFAS No. 142 will be required to be recognized as the cumulative effect of a change in accounting principle of approximately $2.3 million, as the implied fair value of the goodwill as of the date of adoption was zero.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt the provisions of SFAS No. 143 on January 1, 2003. The Company believes the adoption of this statement will not have a material impact on its financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company will adopt the provisions of SFAS No. 144 on January 1, 2002. The Company believes the adoption of this statement will not have a material impact on its financial statements.

Note 2.  Business Combinations

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

   On January 21, 2000, pursuant to an Agreement and Plan of Merger, dated as of January 8, 2000, the Company acquired ownership of 2order.com, Inc. (2order), a Georgia corporation. 2order developed and marketed software that acts as a personal sales assistant, helping buyers define requirements and configure custom solutions. 2order was incorporated in Georgia in 1991 under the name Business Systems Design, Inc. As a result of the merger, Primus issued 1,506,126 shares of the Company's common stock, $.025 par value per share in exchange for all issued and outstanding capital shares and assumed all the outstanding options and warrants of 2order, which represents, on a converted basis, 150,378 shares of the Company's common stock. The merger has been accounted for as a pooling-of-interests business combination, and accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of 2order.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 2.  Business Combinations (Continued)

   Results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements for the year ended December 31, 1999 are as follows:

                             Revenues:
                                Primus.. $ 24,179
                                Imparto.      965
                                2order..    2,174
                                         --------
                                         $ 27,318
                                         ========
                             Net loss:
                                Primus.. $ (5,287)
                                Imparto.   (7,731)
                                2order..   (4,097)
                                         --------
                                         $(17,115)
                                         ========

   Results of operations for the period of January 1, 2000 through January 21, 2000 for 2order were not considered material for separate disclosure.

   During 2000, Primus discontinued funding future product development for its Imparto subsidiary. During the third quarter of 2001, Primus discontinued funding future product development for 2order. On September 29, 2001, 2order sold the intellectual property associated with the current shipping versions of the eSales product line and certain other assets to its leading reseller. As a result of this transaction, Primus' reseller rights for the eSales product line were cancelled.

   On May 31, 2001, Primus acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic's technology provides Primus with natural language programming and semantic understanding capabilities that is a natural extension to our product suite. These new capabilities will allow Primus customers to provide direct answers to customer questions from unstructured data sources--HTML, PDF and text formats--as well as structured information contained in the Primus knowledgebase. At the closing of the acquisition, all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock.

   The acquisition was accounted for by the purchase method whereby the purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $2.8 million has been recorded as goodwill and is being amortized on a straight-line basis over the estimated useful life of three years. The fair value of the common stock issued in the acquisition was $3.94 per share, based on the average market price for a three-day period before and after May 21, 2001.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 2.  Business Combinations (Continued)

   The following unaudited pro forma financial information presents the results of operations of Primus and AnswerLogic as if the acquisition had occurred on January 1, 2001 and 2000 after giving effect to certain adjustments, primarily amortization of goodwill. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The unaudited pro forma financial information is as follows:

                                                  Year Ended
                                                 December 31,
                                              ------------------
                                                2001      2000
                                              --------  --------
               Total revenues................ $ 27,593  $ 47,669
               Loss before extraordinary item  (26,164)  (21,604)
               Net loss......................  (25,598)  (21,604)
               Pro forma net loss per share:
                  Basic and diluted..........    (1.35)    (1.17)

Note 3.  Cash, Cash Equivalents and Short-term Investments

   Cash, cash equivalents and short-term investments consist of the following:

                                              December 31,
                                             ---------------
                                              2001    2000
                                             ------- -------
                                             (In thousands)
                   Cash..................... $ 1,146 $   256
                   Commercial paper.........  10,359   2,985
                   Money market funds.......   1,865   7,261
                   Corporate notes and bonds   5,129  25,657
                   Market auction preferreds      --   3,800
                                             ------- -------
                                             $18,499 $39,959
                                             ======= =======

   At December 31, 2001, all investments mature within one year.

Note 4.  Property and Equipment

   Property and equipment consists of the following:

                                                         December 31,
                                                       ----------------
                                                        2001     2000
                                                       -------  -------
                                                        (In thousands)
        Computer equipment............................ $ 4,138  $ 6,039
        Furniture, fixtures, and equipment............   1,529    1,943
        Software......................................   2,269    1,863
        Leasehold improvements........................     557      489
                                                       -------  -------
                                                         8,493   10,334
        Less accumulated depreciation and amortization  (4,020)  (5,244)
                                                       -------  -------
                                                       $ 4,473  $ 5,090
                                                       =======  =======

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 4.  Property and Equipment (Continued)

   Depreciation and amortization expense was approximately $2,489,000, $1,826,000, and $1,452,000 for the years ended December 31, 2001, 2000 and
1999, respectively. Effective July 1999, the Company changed its estimated useful life of computer equipment from five years to three years. The Company changed its estimated useful life based upon management's belief that three years is a better match to the actual use of the computer equipment and a three year life is predominant in the industry. For computer equipment held in July 1999, the change in their remaining estimated useful lives resulted in the Company recognizing an additional $382,007, or $0.04 per weighted average basic and diluted common share, of depreciation expense in 1999. All computer equipment additions since July 1999 have been depreciated using estimated useful lives of three years.

Note 5.  Note Receivable from Related Party

   In April 2001, the Company's Board of Directors approved an unsecured loan to Michael A. Brochu, the Company's President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan is April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. Accrued interest receivable for 2001 of $26,000 is included in other assets. This note is subject to full forgiveness in the event of Mr. Brochu's termination of employment without cause or for good reason following a change of control.

Note 6.  Financing Arrangements

   As of December 31, 2001, the Company had a $3 million line of credit, (5.75% at December 31, 2001) which matures in December 2002 and bears interest at a rate of prime plus 1.0%. The Company had no borrowings outstanding under the line of credit or outstanding letters of credit at December 31, 2001. All assets of the Company secure the arrangement. The agreement includes certain financial covenants including those requiring the Company to maintain minimum levels of working capital and tangible net worth, which the Company was in compliance with at December 31, 2001. The Company had no long-term debt at December 31, 2001 or 2000.

   In connection with the May 2001 acquisition of AnswerLogic, Primus assumed AnswerLogic's outstanding obligation of approximately $781,000 under a Loan and Security Agreement (Agreement) with a bank, which was comprised of a revolving line of credit in the amount of $325,000 and an equipment financing facility for $1,000,000. On July 5, 2001, Primus paid the outstanding balances of both the revolving line of credit and the equipment financing facility in full, including all accrued interest charges, and cancelled the Agreement with the bank.

Note 7.  Income Taxes

   The components of loss before income taxes and extraordinary gain are as follows:

                                         Year Ended December 31,
                                      ----------------------------
                                        2001      2000      1999
                                      --------  --------  --------
                                             (In thousands)
             U.S. operations......... $(21,896) $(13,273) $(17,222)
             International operations      492       477       374
                                      --------  --------  --------
                                      $(21,404) $(12,796) $(16,848)
                                      ========  ========  ========

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 7.  Income Taxes (Continued)

   The components of income tax expense are as follows:

                                        Year Ended December 31,
                                        -----------------------
                                         2001    2000    1999
                                         -----   -----   -----
                                            (In thousands)
                 Current:
                    Federal............ $  --   $  --   $  --
                    Foreign taxes......   417     217     267
                                         -----   -----   -----
                    Income tax expense. $ 417   $ 217   $ 267
                                         =====   =====   =====

   Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to loss before income taxes and extraordinary gain as a result of the following:

                                                                Year Ended December 31,
                                                               -------------------------
                                                                2001     2000     1999
                                                               -------  -------  -------
                                                                     (In thousands)
Income tax benefit at U.S. statutory rate of 35%.............. $(7,491) $(4,479) $(5,896)
Non-deductible expenses, including merger related costs.......     288      250      229
Change in valuation allowance, net of intra-period allocations   8,050    5,098    6,048
Research and development credit...............................    (583)    (687)    (262)
Foreign taxes.................................................     153       35      148
                                                               -------  -------  -------
Income tax expense............................................ $   417  $   217  $   267
                                                               =======  =======  =======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                           December 31,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
                                                          (In thousands)
    Deferred tax assets:
       Net operating loss carryforwards................ $ 38,169  $ 28,063
       Research and development tax credits............    2,076     1,441
       Deferred revenue................................    2,335     3,145
       Accrued expenses not currently deductible.......    1,205       836
       Other...........................................    1,037       890
                                                        --------  --------
    Total deferred tax assets..........................   44,822    34,375
    Deferred tax liability--accrual to cash adjustments       --      (190)
                                                        --------  --------
    Net deferred tax assets............................   44,822    34,185
    Valuation allowance................................  (44,822)  (34,185)
                                                        --------  --------
                                                        $     --  $     --
                                                        ========  ========

   Due to the Company's history of net operating losses, the Company has established a valuation allowance equal to its net deferred tax assets. The valuation allowance increased approximately $10.6 million, $11.2 million, and $10.1 million during 2001, 2000, and 1999, respectively.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 7.  Income Taxes (Continued)

   At December 31, 2001, the Company had net operating loss carryforwards of approximately $112 million, which begin to expire in 2002. Approximately $40.9 million of the net operating loss carryforwards at December 31, 2001 result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders' equity. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company may have experienced such ownership changes as a result of the various stock offerings and the utilization of the carryforwards could be limited.

   Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company's foreign subsidiaries. These earnings of approximately $1.0 million, which are expected to be reinvested, could become subject to additional tax if they were to be remitted as dividends, loaned to the Company, or if the Company should sell its stock in these subsidiaries.

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

   Prior to the merger with 2order in January 2000, redeemable convertible preferred stock included 916,731 shares of Series A and B Convertible Participating preferred stock. On December 31, 1998, the Company sold 451,805 shares of Series B resulting in net proceeds to the Company of approximately $4.6 million. On September 30, 1997, the Company sold 464,926 shares of Series A resulting in net proceeds to the Company of approximately $3.4 million.

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

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9.  Shareholders' Equity (Continued)

   Prior to the merger with Imparto in 1999, convertible preferred stock included 745,077 shares of Imparto Series A, B, C and D convertible preferred stock (Imparto Preferred Stock) (see note 2). In 1999, Imparto sold 481,884 shares of Imparto Preferred Stock for approximately $7.6 million, net of offering costs. In 1998, Imparto sold 234,802 shares of Imparto Preferred Stock for approximately $3.0 million net of offering costs. In 1997, Imparto sold 28,391 shares of Imparto Preferred Stock for approximately $257,000, net of offering costs. Imparto Preferred Stock gave certain rights to holders similar to the Company's Series B convertible preferred stock. Concurrent with the merger with Imparto, the Imparto Preferred Stock converted into 745,077 shares of the Company's common stock.

  Common Stock

   In April 1999, the Board of Directors authorized a 1-for-3 reverse stock split of the Company's common stock and, in connection with the stock split, the Company adjusted the authorized shares in its capitalization. The common stock and per-share data in the consolidated financial statements have been retroactively restated to reflect the reverse stock split.

   In July 1999, the Company sold 4,622,500 shares of common stock in an initial public offering. The aggregate price of the shares offered and sold by Primus was approximately $50.8 million. Proceeds to Primus, after accounting for $3.6 million in underwriting discounts and commissions and approximately $1 million in other expenses, were $46.2 million.

   In May 2001, in connection with the acquisition of AnswerLogic, all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock.

  Stock Options

   The Company's fixed stock option plans include the Employee Stock Option and Restricted Stock Award Plan, the Nonemployee Director Stock Option Plan, the 1995 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan (1999 SIC Plan), and the 1999 Nonofficer Employee Stock Compensation Plan. The use of the 1995 Stock Incentive Compensation Plan for grants of new awards terminated in 1999. In connection with the mergers with Imparto in December 1999 and 2order in January 2000, the Company assumed outstanding options to purchase common stock originally issued under Imparto's and 2order's stock option plan (Acquired Options) (see note 2). All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the Agreement and Plan of Merger with Imparto and Agreement and Plan of Merger with 2order. No additional options will be granted under the Imparto and 2order stock option plans. The Company's stock option plans, as well as the assumed stock option plans, are hereby collectively referred to as the "Option Plans." The Option Plans provide for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants. Options granted under the Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years. During 2001, the Board of Directors and/or stockholders increased the number of shares available under the Option Plans by 1,866,666. On January 1, 2002, the number of shares available for issuance under the terms of the 1999 SIC Plan automatically increased by 666,666 shares.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9.  Shareholders' Equity (Continued)

   A summary of the Company's stock option activity for the years ended December 31 follows:

                                                        Outstanding Options
                                                       ---------------------
                                                                   Weighted-
                                            Shares                  Average
                                           Available   Number of   Exercise
                                           For Grant    Shares      Prices
                                           ----------  ----------  ---------
    Balance at December 31, 1998..........    703,881   2,750,723   $ 3.09
    Additional shares authorized..........  2,666,667          --       --
    Options granted:
       Price less than market.............    (53,833)     53,833     6.56
       Price equal to market.............. (1,967,554)  1,967,554    19.12
    Options forfeited.....................    322,176    (459,884)    4.78
    Options exercised.....................         --    (617,354)    2.95
                                           ----------  ----------   ------
    Balance at December 31, 1999..........  1,671,337   3,694,872    11.49
    Additional shares authorized..........  2,125,000          --       --
    Options granted--price equal to market (3,718,601)  3,718,601    36.71
    Options forfeited.....................  1,449,408  (1,507,564)   37.11
    Options exercised.....................         --    (863,721)    4.26
                                           ----------  ----------   ------
    Balance at December 31, 2000..........  1,527,144   5,042,188    23.67
    Additional shares authorized..........  1,866,666          --       --
    Options granted--price equal to market (2,566,761)  2,566,761     3.75
    Options forfeited.....................  2,428,723  (2,461,316)   20.28
    Options expired.......................   (125,000)         --       --
    Options exercised.....................         --     (56,960)    2.89
                                           ----------  ----------   ------
    Balance at December 31, 2001..........  3,130,772   5,090,673   $15.49
                                           ==========  ==========   ======

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9.  Shareholders' Equity (Continued)

   Total exercisable options and their weighted average exercise price at December 31, 2001, 2000 and 1999 were 2,052,905, 1,110,749, and 1,207,185 shares and $18.74, $7.77, and $3.22, respectively. Additional information regarding options outstanding and options exercisable at December 31, 2001 for selected exercise price ranges follows:

                                      Outstanding          Exercisable
                                 ---------------------- ------------------
                                  Weighted-   Weighted-           Weighted
          Range of                 Average     Average            Average
         Exercise      Number of Contractual  Exercise  Number of Exercise
          Prices        Options  Life (Years)   Price    Options   Price
     ----------------- --------- ------------ --------- --------- --------
     $  1.30 - $  2.42     3,588     3.09      $  2.08      2,648 $  1.99
        2.65 -    2.99   187,000     9.36         2.93         --      --
        3.00 -    3.00   840,031     5.82         3.00    831,081    3.00
        3.07 -    3.10   418,200     9.41         3.10         --      --
        3.34 -    3.49   935,200     9.37         3.49         --      --
        3.50 -    5.31   575,221     8.90         5.03    165,899    5.25
        5.50 -    7.47   637,563     8.33         6.34    236,021    6.22
        7.65 -   22.66   520,464     7.56        14.81    327,243   15.08
       24.21 -   49.88   540,211     8.31        38.40    264,668   38.79
       50.68 -  119.75   383,195     8.13        76.38    203,470   76.39
      131.63 -  131.63    50,000     8.19       131.63     21,875  131.63
     ----------------- ---------     ----      -------  --------- -------
     $  1.30 - $131.63 5,090,673     8.20      $ 15.49  2,052,905 $ 18.74
     ================= =========     ====      =======  ========= =======

   In December of 2001, the Company's Board of Directors and Compensation Committee met to address the long-term incentive compensation impact arising from the fact that the market value of the Company's stock is significantly below the weighted average exercise price of outstanding stock options. The weighted average exercise price of all outstanding options in December 2001 was $15.49. The average price of the Company's stock in December 2001 was approximately $0.80. The Board and Compensation Committee reviewed and discussed a number of alternatives to address this issue to ensure employees and executive management have competitive market levels of long-term incentives through stock options. Effective January 2, 2002, the Company's Compensation Committee approved a new option grant to employees, executive officers and directors of approximately 3,500,000 shares, at an exercise price of $0.86 per share, which options vest ratably over 36 months.

  Employee Stock Purchase Plan

   In April 1999, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to an initial 600,000 shares of common stock, plus annual increases as defined by the plan document. The annual increase in authorized shares for the plan during 2001 was 200,000 shares. The Company issued 93,177, 76,361 and 37,246 shares for employee stock purchases in 2001, 2000 and 1999, respectively. The ESPP enables employees to purchase shares of the Company's common stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in 24-month offering periods that include four consecutive six-month purchase periods. Eligible employees elect to have deducted from 1% to 10% of their base compensation up to $25,000 per year, and can purchase no more than 1,000 shares per purchase period. The amounts deducted can be used to purchase the Company's common stock at the lesser of 85% of the fair value on the first day of the 24-month offering period or 85% of the fair value on last day of the purchase period (purchase date). The purchase price for the first offering beginning in July 1999 was the

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9.  Shareholders' Equity (Continued)

lesser of 100% of the initial public offering price before underwriter's discount or 85% of fair value on the purchase date. At December 31, 2001, 768,262 shares remained available for purchase under the plan.

  Warrants

   A summary of the Company's warrant activity for the years ended December 31 follows:

                                            Outstanding Warrants
                                         -------------------------
                                          Number   Weighted-Average
                                         Of Shares Exercise Prices
                                         --------- ----------------
            Balance at December 31, 1998  106,617       $ 5.43
               Warrants issued..........   35,767         8.95
               Warrants exercised....... (116,495)       (5.81)
                                         --------       ------
            Balance at December 31, 1999   25,889         8.57
               Warrants issued..........       --           --
               Warrants exercised.......  (13,968)       (4.89)
                                         --------       ------
            Balance at December 31, 2000   11,921        12.88
               Warrants issued..........       --           --
               Warrants exercised.......       --           --
                                         --------       ------
            Balance at December 31, 2001   11,921       $12.88
                                         ========       ======

   All warrants are exercisable as of December 31, 2001 and expire between 2006 to 2008.

  Stock-Based Compensation

   In 1999, the Company issued certain fixed options to employees under the Option Plans with an exercise price less than the fair value of the underlying common stock on the date of grant. The Company also issued certain options and warrants to purchase common stock to non-employees in connection with financing arrangements and consulting agreements in 1999 and prior years. The value of these awards is being recognized as either compensation or interest expense over the underlying awards' service periods. The Company recognized expense of approximately $21,000, $238,000, and $956,000 in 2001, 2000 and 1999 related to these options and warrants.

   Pro forma information regarding net loss and net loss per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair market value method. The fair value of options and stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model. The fair value of options granted under the Option Plans was estimated using the following weighted-average assumptions: risk-free interest rate of 4.39% in 2001; 5.17% in 2000; and 6.15% in 1999; expected option life of five years, dividend yield rate of 0%, and volatility of 109.73% and 148.93% in 2001 and 2000, respectively. Options granted by the Company in 1998 and by Imparto and 2order prior to its merger with the Company were valued using the minimum value method and therefore volatility was not applicable. The fair value of stock purchase rights under the ESPP was estimated using the following weighted-average assumptions in 2001: stock prices of $4.33 to $5.81, exercise prices of $3.68 to $4.94, risk-free interest rates of 1.82% to 4.08%; expected lives of six months to two years, dividend yield rate of 0%, and expected volatility of 107.6% to 169.1%.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 9.  Shareholders' Equity (Continued)

   For purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense under the straight-line method over the options' vesting period. The Company's pro forma information follows:

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                   2001       2000      1999
                                                                 -------    -------    -------
                                                                (In thousands, Except Per Share
                                                                             Data)
Loss available to common shareholders:
   As reported................................................. $21,255    $13,056    $18,234
   SFAS No. 123 pro forma net loss............................. $42,095    $34,128    $21,949
Basic and diluted net loss per share:
   As reported................................................. $  1.15    $   .74    $  1.81
   SFAS No. 123 pro forma...................................... $  2.27    $  1.93    $  2.18
Weighted-average fair value of options granted during the year:
   Price less than market...................................... $    --    $    --    $ 17.61
   Price equal to market....................................... $  3.07    $ 33.61    $ 14.00
   Weighted-average fair value of ESPP......................... $ 24.36    $ 26.50    $ 11.09

Note 10.  License Agreements

   The Company has entered into various agreements that allow for incorporation of licensed technology into its products. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized over the periods that the related revenues are recognized and are included in cost of revenues. These amounts totaled approximately, $202,000, $798,000, and $810,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 11.  Employee Benefit Plan

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

Note 12.  Commitments and Contingencies

   The Company leases office space under operating leases with various expiration dates through 2005. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:

                                  Operating Leases
                                  ----------------
                                   (In thousands)
                             2002      $2,268
                             2003       1,742
                             2004       1,566
                             2005       1,221
                                       ------
                                       $6,797
                                       ======

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 12.  Commitments and Contingencies (Contined)

   Total minimum lease payments have not been reduced by minimum sublease rentals of approximately $329,000 on leases due in the future under noncancelable subleases. Rent expense was approximately $2.8 million (net of sublease rental income of $177,000), $2.2 million, and $1.7 million, for 2001, 2000 and 1999, respectively.

  Legal Proceedings

   On December 20, 2000, MAC Equipment, Inc. (MAC) filed a claim against 2order, a wholly owned subsidiary of the Company. MAC licensed computer software, maintenance and support and consulting services from 2order in November 1998. Primus acquired 2order in a stock-for-stock merger in January 2000. In December of 2001, the parties agreed to settle all claims against 2order and/or Primus. This settlement did not have a material impact on the consolidated financial statements.

   The Company, an officer, a former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc., and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering have been named as defendants in a complaint filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company's initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company's underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its current and former officers against this action. The results of any litigation matters are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, the Company cannot provide assurances that this action will not materially and adversely affect the Company's business.

   In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleges that aspects of the Primus technology infringe one or more patents alleged to be held by the plaintiff. The Company has answered the complaint, but discovery has not yet begun. The Company intends to vigorously defend against the allegations asserted in this complaint and believes the claims are without merit. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this action, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, the Company could be required to pay substantial damages, including treble damages if the Company is held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, the Company cannot provide assurances that this action will not materially and adversely affect the Company's business.

Note 13.  Related Party Transactions

   In 1997, Primus KK, a distributor whose majority shareholder is also a significant shareholder of the Company, became a reseller of certain of the Company's products and a provider of support services in Japan.

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 13.  Related Party Transactions (Continued)

The distribution agreement provides for sublicense fees based on a percentage of list prices. Sublicense fees are generally recognized upon delivery of software if pervasive evidence of an arrangement between Primus KK and their customer exists, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence for all undelivered elements exists. Primus' agreement with Primus KK does not contain product return rights. Revenues recognized under the reseller agreement totals approximately $3,134,000, $2,609,000, and $1,353,000 in 2001, 2000 and 1999, respectively, and revenue deferred at December 31, 2001 and 2000 was approximately $353,000 and $401,000, respectively, and accounts receivable at December 31, 2001 and 2000 were approximately $326,000 and $862,000, respectively.

Note 14.  Extraordinary Item

   In September 2001, the Company recognized an extraordinary gain of $566,000 on the sale of certain assets and intellectual property of its wholly-owned subsidiary, 2order, for cash of $685,000. 2order was acquired in January 2000 through a business combination accounted for using the pooling-of-interests method of accounting. The disposal of the 2order assets was not contemplated at the time of the pooling transaction. The decision to dispose of these assets was made in the ordinary course of business based on the change in the Company's marketing strategy, the poor operating results of 2order's product lines and the significant funding burden on the Company to continue supporting 2order.

Note 15.  Business Segment Information

   The Company and its subsidiaries are principally engaged in the design, development, marketing, sale and support of eServer, eSupport, Answer Engine and InterChange software products. Substantially all revenues result from the licensing of the Company's software products and related consulting, hosting and customer support (maintenance) services. The Company's chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

   The majority of the Company's revenues are derived from customers in the United States. The Company's international sales are principally in Europe and Japan. The following geographic information is presented for years ended December 31, 2001, 2000 and 1999:

                                      Year Ended December 31,
                                      -----------------------
                                       2001    2000    1999
                                      ------- ------- -------
                                          (In thousands)
                   United States..... $21,151 $38,006 $23,069
                   Europe............   3,265   7,054   2,896
                   Japan.............   3,134   2,609   1,353
                                      ------- ------- -------
                      Total revenues. $27,550 $47,669 $27,318
                                      ======= ======= =======

Note 16.  Liquidity

   The Company's operations have historically been financed through issuances of common and preferred stock. For the year ended December 31, 2001, the Company incurred a net loss of $21.3 million and used cash in operating activities of $20.3 million. At December 31, 2001, the Company has working capital of approximately $14.3 million. The Company believes it has sufficient resources to continue as a going concern through at least December 31, 2002. To reduce its cash used in operations, the Company put in place cost containment efforts

               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

Note 16.  Liquidity (Continued)

during the third quarter of 2001 and restructured its operations during the fourth quarter of 2001 by reducing headcount by 72 employees and eliminating excess facilities. The Company's plan to address its liquidity issues is to generate sufficient revenues from customer contracts or further reduce costs to provide positive cash flows from operations. There can be no assurance that the Company will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If the Company is not able to generate positive cash flows from operations, the Company will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by the Company or on favorable terms.

                                                                    SCHEDULE II
               PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                  Balance at
                                  Beginning   Charged              Balance at
  Allowance For Doubtful Accounts  of Year   to Expense Write-offs End of Year
  ------------------------------- ---------- ---------- ---------- -----------
                                                (In thousands)
   Year ended December 31, 2001..    950        852        (278)      1,524
   Year ended December 31, 2000..    823        777        (650)        950
   Year ended December 31, 1999..    378        445          --         823

                                 EXHIBIT INDEX

Exhibit
  No.                                               Description
-------                                             -----------
  2.1   Agreement and Plan of Merger, dated December 12, 1999, among the registrant, San Antonio
        Acquisition, Inc. and Imparto Software Corporation.(3)
  2.2   Agreement and Plan of Merger dated as of January 8, 2000 by and among the registrant, Austin
        Acquisition, Inc. and 2order.com, Inc.(4)
  2.3   Agreement and Plan of Reorganization, dated May 21, 2001, by and among the registrant, AL
        Acquisition, Inc. and AnswerLogic, Inc.(6)
  3.1   Fourth Amended and Restated Articles of Incorporation of the registrant.(1)
  3.2   Second Amended and Restated Bylaws of the registrant.(1)
  4.1   Registration Rights Agreement, dated July 22, 1998, as amended, by and among the registrant,
        TransCosmos, USA Inc., TransCosmos, Inc., Encompass Group, Inc., Oak Investment Partners VI
        L.P., Oak VI Affiliates Fund, L.P., Norwest Equity Partners, V, Piper Jaffray, Inc., and Snowden
        L.P.(1)
  4.2   Third Amendment to Registration Rights Agreement, dated December 12, 1999 by and among the registrant, TransCosmos USA Inc., Trans Cosmos Inc., Encompass Group, Inc., Oak Investment
        Partners VI L.P., Oak VI Affiliates Fund, L.P. and Norwest Equity Partners, V.(2)
  4.3   Registration Rights Agreement, dated January 21, 2000, by and among the registrant and the Investors listed on Schedule A thereto.(2)
 10.1   Separation Agreement, dated as of November 6, 1998, by and between the registrant and Steven L.
        Sperry.(1)
 10.2   Joint Venture Agreement, dated November 16, 1995, by and between the registrant and Trans
        Cosmos, Inc.(1)
 10.3   First Amendment to Joint Venture Agreement, dated September 26, 1997, by and among the registrant, Trans Cosmos, Inc., and Best Career Company.(1)
 10.4   Exclusive Distribution License Agreement, dated September 26, 1997, by and between the registrant and Trans Cosmos Inc.(1)
 10.5   First Right of Refusal, dated September 26, 1997, by and between the registrant and Primus K.K.(1)
 10.6   Software Marketing and Distribution Agreement, dated March 31, 1998, by and between the registrant and Primus Knowledge Solutions K.K.(1)
 10.7   Amended and Restated Value Added Reseller License Agreement, dated December 31, 1997, by and between the registrant and Versant Object Technology Corporation.(1)
 10.8   Form of Change of Control Agreement entered into by the registrant, Michael A. Brochu, Ronald
        Stevens, Kim M. Nelson, Patricia L. Cox, Kristopher Klein, David Williamson, Jacek Sadkowski and
        Diana K. Wong.(1)
 10.9   Employee Stock Option and Restricted Stock Award Plan, as adopted by registrant's board of directors on November 29, 1993.(1)
 10.10  Non-Employee Director Stock Option Plan, as adopted by registrant's board of directors on
        November 1, 1994.(1)
 10.11  1995 Stock Incentive Compensation Plan, as amended and restated on March 12, 1996 and amended on February 10, 1998.(1)

Exhibit
  No.                                             Description
  ---                                             -----------
 10.12  1999 Stock Incentive Compensation Plan.(1)
 10.13  1999 Employee Stock Purchase Plan.(1)
 10.14  Office Lease Agreement, dated July 25, 1995, by and between the registrant and Westlake Center
        Associates Limited Partnership.(1)
 10.15  Lease Amendment 1, dated February 1, 1999, by and between the registrant and Westlake Center
        Associates Limited Partnership.(1)
 10.16  Services Agreement, dated February 13, 1998, by and between the registrant and Encompass
        Globalization, Inc.(1)
 10.17  Amended and Restated Software Marketing and Distribution Agreement, dated March 31, 2000, by and between registrant and Primus Knowledge Solutions KK.(1)
 10.18  Lease Amendment II, dated February 11, 2000, by and between the registrant and Westlake Center
        Associates Limited Partnership.(3)
 10.19  Lease Amendment III, dated May 31, 2000, by and between the registrant and Westlake Center
        Associates Limited Partnership.(4)
 10.20  Second Amendment to Joint Venture Agreement, dated July 24, 2000, by and between the registrant and Trans Cosmos, Inc.(5)
 10.21  Third Amendment to Joint Venture Agreement, dated August 9, 2001, by and between the registrant and Trans Cosmos, Inc.
 10.22  Forth Amendment to Joint Venture Agreement, dated November 7, 2001, by and between the registrant and Trans Cosmos, Inc.
 10.23  Addendum One to Amended and Restated Distribution Agreement, dated November 7, 2001, by and between registrant and Primus Knowledge Solutions, KK.
 10.24  Lease Amendment IV, dated December 13, 2001, by and between the registrant and Westlake Center
        Associates Limited Partnership.
 21     Subsidiaries of the registrant.
 23     Consent of KPMG LLP

--------
(1) Incorporated by reference herein to the Registration Statement of Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 30, 1999 (Registration No. 333-77477).
(2) Incorporated by reference herein to the Form 10-K filed with the Securities and Exchange Commission on March 23, 2000.
(3) Incorporated by reference herein to the Form 10-Q filed with the Securities and Exchange Commission on May 11, 2000.
(4) Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
(5) Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(6) Incorporated by reference herein to on Form 8-K filed with the Securities and Exchange Commission on June 15, 2001.