Form 10-Q
period 2002-03-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2002-05-07
CIK 1067797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002	COMMISSION FILE NUMBER: 000-26273

PRIMUS KNOWLEDGE SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

WASHINGTON	91-1350484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 Fifth Avenue, Suite 1900
Seattle, Washington 98101
(Address of principal executive offices)

(206) 834-8100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☒  No  ☐

As of May 3, 2002 there were 18,945,657 shares of the Registrant’s Common Stock outstanding.

Primus Knowledge Solutions, Inc.
Form 10-Q
March 31, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$17,111	$18,499
Accounts receivable, net of allowance for doubtful accounts of $1,472 and $1,524 at March 31, 2002 and December 31, 2001, respectively	5,309	5,932
Prepaid expenses and other current assets	980	1,120

Total current assets	23,400	25,551
Property and equipment, net of accumulated depreciation and amortization of $4,580 and $4,020 at March 31, 2002 and December 31, 2001, respectively	3,967	4,473
Goodwill, net of amortization of $550 at December 31, 2001	—	2,281
Note receivable from related party	750	750
Other assets	236	239

Total assets	$28,353	$33,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$978	$1,683
Accrued and other liabilities	2,074	1,756
Compensation-related accruals	2,159	1,392
Deferred revenue, including related party amounts of $300 and $353 at March 31, 2002 and December 31, 2001, respectively	6,012	6,432

Total current liabilities	11,223	11,263

Shareholders’ equity:
Common stock, $.025 par value, 50,000,000 shares authorized, issued and outstanding 18,945,657 and 18,945,513 shares at March 31, 2002 and December 31, 2001, respectively	474	474
Additional paid-in-capital	110,178	110,178
Accumulated other comprehensive income (loss)	(62)	17
Accumulated deficit	(93,460)	(88,638)

Total shareholders’ equity	17,130	22,031

Total liabilities and shareholders’ equity	$28,353	$33,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
License:
Third party	$2,236	$4,677
Related party—Primus KK	221	1,290

	2,457	5,967
Services:
Third party	3,345	3,825
Related party—Primus KK	225	286

	3,570	4,111

Total revenues	6,027	10,078

Cost of revenues:
License	73	134
Services	1,295	2,386

Total cost of revenues	1,368	2,520

Gross profit	4,659	7,558

Operating expenses:
Sales and marketing	3,067	6,273
Research and development	2,385	2,975
General and administrative	1,353	1,890
Restructuring charges	435	—

Total operating expenses	7,240	11,138

Loss from operations	(2,581)	(3,580)
Other income, net	110	527

Loss before income taxes and cumulative effect of change in accounting principle	(2,471)	(3,053)
Income tax expense	(70)	(226)

Loss before cumulative effect of change in accounting principle	(2,541)	(3,279)
Cumulative effect of change in accounting principle	(2,281)	—

Net loss	$(4,822)	$(3,279)

Basic and diluted net loss per common share:
Net loss before cumulative effect of change in accounting principle	$(0.13)	$(0.18)
Cumulative effect of change in accounting principle	(0.12)	—

	$(0.25)	$(0.18)

Weighted average shares used in computing basic and diluted net loss per common share	18,945,519	18,063,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
Balance at December 31, 2001	18,945,513	$474	$110,178	$17	$(88,638)	$22,031
Exercise of stock options	144	—	—	—	—	—
Comprehensive loss:
Foreign currency translation loss	—	—	—	(21)	—	—
Unrealized loss on securities available for sale	—	—	—	(58)	—	—
Net loss	—	—	—	—	(4,822)	—

Total comprehensive loss	—	—	—	(79)	(4,822)	(4,901)
Balance at March 31, 2002	18,945,657	$474	$110,178	$(62)	$(93,460)	$17,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,822)	$(3,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	2,281	—
Option and warrant expense	—	8
Depreciation and amortization	571	524
Changes in assets and liabilities:
Accounts receivable	599	(81)
Prepaid expenses and other current assets	253	(207)
Other assets	1	(2)
Accounts payable and accrued liabilities	(528)	(989)
Compensation-related accruals	752	(1,193)
Deferred revenue	(420)	(32)

Net cash used in operating activities	(1,313)	(5,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(4,280)
Proceeds from maturities of short-term investments	—	16,413
Purchases of property and equipment	(67)	(692)

Net cash provided by (used in) investing activities	(67)	11,441

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	144

Net cash provided by financing activities	—	144

Effect of exchange rate changes on cash	71	126
Net (decrease) increase in cash and cash equivalents	(1,309)	6,460
Cash and cash equivalents at beginning of period	13,370	10,502

Cash and cash equivalents at end of period	$12,061	$16,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002
(In thousands, except share and per share data)
(Unaudited)

Note 1.    Description of the Business and Basis of Presentation

Description of the Business and Basis of Presentation

Primus Knowledge Solutions, Inc. and subsidiaries provides application software that enables companies to improve customer service by allowing them to access, analyze and improve information. Primus® software provides an infrastructure that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Our software products can be implemented as a suite or as individual products, depending on the customer’s preference and/or business need. Our software is flexible and easily implemented. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

We target mid- to large-sized organizations, and our products are used by call centers, IT helpdesks, human resources organizations, marketing organizations, and eService businesses. In addition to our traditional markets of technology and telecommunications, we touch vertical markets that include aerospace, financial services, manufacturing and retail. We develop our products and market and sell our software and services primarily through a direct sales force and a minority owned Japanese joint venture. We have offices throughout the United States, and in the United Kingdom and France.

Our software can be deployed as a suite, as individual products, or as an integrated solution with other leading CRM applications, depending on the customer’s preference and/or the immediacy of their need. License fees for our software varies with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software.

The Primus software suite consists of Primus® eServer, Primus® eSupport, Primus® Answer Engine and Primus® Interchange. Product license revenues and related services from Primus eServer and Primus eSupport products accounted for over 90% of total revenues for the quarters ended March 31, 2002 and 2001.

We are subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, changing computing environments, rapid technological change, development of new products, limited protection of proprietary technology, claims of intellectual property infringement and competitive products and pricing.

The condensed consolidated financial statements include the accounts of Primus and its wholly owned subsidiaries, including its foreign subsidiaries, Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France. All significant intercompany balances and transactions have been eliminated.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide any funding to any such entity. As such, we are not exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(In thousands, except share and per share data)
(Unaudited)

On May 31, 2001, we acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic’s technology provided us with natural language programming and semantic understanding capabilities. These capabilities allow our customers to provide direct answers to their customer questions from unstructured data sources—HTML, PDF and text formats—as well as structured information contained in the Primus knowledgebase. We have accounted for the AnswerLogic business combination using the purchase method of accounting and have included AnswerLogic’s operating results in our consolidated operating results beginning on June 1, 2001 (see Note 3).

During the third quarter of 2001, we discontinued funding future product development for our 2order subsidiary. On September 29, 2001, 2order sold the intellectual property associated with the current shipping versions of the Primus® eSales product line and certain other assets to its leading reseller. As a result of this transaction, our reseller rights for the Primus eSales product line were cancelled. The gain on the disposal of substantially all of the 2order assets was recorded as an extraordinary gain in our consolidated financial statements for the quarter ended September 30, 2001, since the disposed assets were acquired in an acquisition accounted for using the pooling-of-interests method of accounting and were disposed of within two years of the business combination.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001 included in our Form 10-K filed with the SEC on March 20, 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Reclassifications

Certain balances have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments are comprised of the following:

	March 31, 2002	December 31, 2001
Cash and cash equivalents	$12,061	$13,370
Short-term investments	5,050	5,129

Total cash, cash equivalents and short-term investments	$17,111	$18,499

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(In thousands, except share and per share data)
(Unaudited)

Note 2.    Summary of Significant Accounting Policies

Revenue Recognition

We recognize revenue in accordance with accounting standards established for software companies. These include Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). Revenue is recognized when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and there is vendor–specific objective evidence to allocate the total fee to the elements of the arrangement. Revenue recognized from software arrangements is allocated to each element of the arrangement based on the relative fair value of the elements such as software products, upgrades, enhancements, post contract customer support, and consulting services.

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

Prior to the fourth quarter of 2001, for our eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, we released new versions of these software products, which do not require significant installation efforts. Accordingly, revenues from software license arrangements are now generally recognized upon the delivery of the software, regardless of whether installation services are sold, provided all of the other revenue recognition requirements of Statements of Position No. 97-2 and 98-9 and SAB 101 have been met. This change did not have a material impact on our operating results.

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

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(In thousands, except share and per share data)
(Unaudited)

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment.

Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, we had unamortized goodwill of approximately $2.3 million, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002. Accordingly, we recognized an approximately $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

Recently Issued Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of this statement on January 1, 2002 did not have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We will adopt the provisions of SFAS No. 143 on January 1, 2003. We believe the adoption of this statement will not have a material impact on our financial statements.

Note 3.    Acquisition of AnswerLogic Inc.

On May 31, 2001, we acquired AnswerLogic. AnswerLogic’s technology provided us with natural language programming and semantic understanding capabilities that are a natural extension to our product suite. These new capabilities will allow our customers to provide direct answers to customer questions from unstructured data sources—HTML, PDF and text formats—as well as structured information contained in the Primus knowledgebase. At the closing of the acquisition, all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock.

The acquisition was accounted for by the purchase method whereby the purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $2.8 million was recorded as goodwill and was being amortized on a straight-line basis over the estimated useful life of three years. The fair value of the common stock issued in the acquisition was $3.94 per share, based on the average market price for a three-day period before and after May 21, 2001.

The following unaudited pro forma condensed consolidated financial information presents the results of operations of Primus and AnswerLogic as if the acquisition had occurred on January 1, 2001 after giving effect to certain adjustments, primarily amortization of goodwill. The unaudited pro forma condensed consolidated

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(In thousands, except share and per share data)
(Unaudited)

financial information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The unaudited pro forma condensed consolidated financial information is as follows:

Three Months Ended March 31, 2001
Total revenues	$10,078
Net loss	(5,417)
Pro forma net loss per share—Basic and diluted	(.29)

Includes amortization of goodwill of $194,000.

Note 4.    Loss Per Common Share

In accordance with FASB SFAS No. 128, “Earnings Per Share,” we report both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. As we had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to acquire common shares were excluded from the computation of diluted earnings per share for the quarters ended March 31, 2002 and 2001, as the effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase 7,899,414 and 5,180,118 common shares at March 31, 2002 and 2001, respectively.

Note 5.    Comprehensive Loss

Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains (losses) from securities available-for-sale and is presented in the accompanying statement of stockholders’ equity and comprehensive loss. SFAS No. 130, “Reporting Comprehensive Income” requires only additional disclosures in the financial statements; it does not affect our financial position or operations. The following table reconciles net loss as reported to total comprehensive loss for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
Net loss	$(4,822)	$(3,279)
Other comprehensive loss:
Foreign currency translation loss	(21)	(34)
Unrealized gain (loss) on securities available-for-sale	(58)	29

Total comprehensive loss	$(4,901)	$(3,284)

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(In thousands, except share and per share data)
(Unaudited)

Note 6.    Related Party Transactions

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of ours, became a reseller of certain of our products and a provider of support services in Japan. The distribution agreement provides for sublicense fees based on a percentage of list prices. Sublicense fees are generally recognized upon delivery of software if pervasive evidence of an arrangement between Primus KK and their customer exists, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence for all undelivered elements exists. Our agreement with Primus KK does not contain product return rights. Revenues recognized under the reseller agreement totals approximately $446,000 and $1,576,000, for the quarters ended March 31, 2002 and 2001, respectively, and revenue deferred at March 31, 2002 and December 31, 2001 was approximately $300,000 and $353,000, respectively, and accounts receivable at March 31, 2002 and December 31, 2001 were approximately $358,000 and $326,000, respectively.

Note 7.    Business Segment Information

We are principally engaged in the design, development, marketing, sale and support of eServer, eSupport, Answer Engine and InterChange software products. Substantially all revenues result from the licensing of our software products and related consulting, hosting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenues are derived from customers in the United States of America. Our international sales are principally in Europe and Japan. The following geographic information is presented for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
United States of America	$4,724	$7,816
Japan	446	1,576
Other	857	686

Total revenues	$6,027	$10,078

Revenues from Japan were principally derived from sales through our Japanese joint venture, Primus KK, in which we hold a 19.6% minority interest. We recognize software license revenues for sales to this distributor in accordance with our revenue recognition policy as described in Notes 2 and 6.

Note 8.    Note Receivable From Related Party

On April 12, 2001, the Company’s Board of Directors approved an unsecured loan to Michael Brochu, the Company’s President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan is April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. This note is subject to full forgiveness in the event of Mr. Brochu’s termination of employment without cause or for good reason following a change of control.

Note 9.    Restructuring Charges

During the first quarter of 2002, we executed a further restructuring of our workforce and as a result recorded restructuring charges totaling $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce. We reduced our research and development workforce by 10 employees, or 14%, our sales marketing workforce by 7 employees, or 11%, our professional services and support workforce by 4 employees, or 10%, and our general and administrative workforce by 3 employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base in March 2002. At December 31, 2001, we had accrued

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2002
(In thousands, except share and per share data)
(Unaudited)

approximately $600,000 for the reduction of excess facilities as part of our fourth quarter 2001 restructuring plan. A portion of this charge was based on the estimated period to sublease certain excess facilities and current estimated lease rental rates for leases in the respective market. Should lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate. The $600,000 of future cash outlays as of December 31, 2001 were anticipated to occur through December 2003 unless we are able to negotiate to exit the lease at an earlier date. At March 31, 2002, the remaining accrued balance was approximately $385,000 and there had not been any material changes to these lease related estimates.

Note 10.    Liquidity

Our operations have historically been financed through issuances of common and preferred stock. For the three-month period ended March 31, 2002, the Company incurred a net loss of $4.8 million and used cash in operating activities of $1.3 million. At March 31, 2002, the Company has working capital of approximately $12.2 million. We believe we have sufficient resources to continue as a going concern through at least March 31, 2003. To reduce the cash used in operations, we put in place cost containment efforts during the third quarter of 2001 and restructured our operations during the fourth quarter of 2001 and the first quarter of 2002, reducing our headcount by 96 employees and eliminating excess facilities. Our plan to address our liquidity issues is to generate sufficient revenues from customer contracts or further reduce costs to provide positive cash flows from operations. There can be no assurance that we will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If we are not able to generate positive cash flows from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by us or on favorable terms.

Note 11.    Legal Proceedings

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its current and former officers against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleged that aspects of our technology infringe one or more patents alleged to be held by the plaintiff. Effective April 15, 2002, we entered into a settlement and release agreement under which Primus was released from all claims and potential damages for past infringement and was granted a five-year license under the patents for Primus products and services. After January 1, 2007, depending on the products Primus is then selling and the status of the Mindfabric patents, Primus may need to either obtain a commercially reasonable license under the patents for the remainder of their patent life or potentially defend an action for post January 1, 2007 alleged infringement. Under the terms of the settlement, Primus will make cash payments to Mindfabric on or before July 1, 2002 and deliver 75,000 shares of registered Primus common stock, subject to certain resale and volume limitations. In connection with this settlement, the Company recorded an approximate charge of $275,000 to general and administrative expenses during the three months ended March 31, 2002, net of the value of 112,500 Primus shares withheld under the AnswerLogic acquisition escrow.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve risks and uncertainties, including, but not limited to, those identified in the section of this Form 10-Q entitled “Factors That May Affect Results Of Operations and Financial Condition,” which may cause actual results to differ materially from those discussed in such forward-looking statements. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Annual Report on Form 10-K, a copy of which is on file at the Securities and Exchange Commission. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and carefully consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk and factors that may affect our business.

Overview

We provide application software that enables companies to deliver great service by accessing, analyzing and improving information. Primus software offers a significant measurable value to businesses by providing an infrastructure that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Primus software products can be implemented as a suite or as individual products, depending on the customer’s preference and/or business need. Primus software is flexible and easily implemented. Our solutions integrate with leading CRM applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, Peregrine Systems/Remedy, and Siebel. In addition to software applications, Primus offers professional services to assist customers with software implementation, integration, training and support.

To compete in today’s business environment, companies must maximize their relationships with their existing customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement CRM initiatives and software. CRM software is designed to enable companies to interact with their customers using both traditional and eBusiness communication channels—including the phone, web, email, chat, and voice over IP (VOIP)—and to manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international sales constituted 22% of our revenue for the quarters ended March 31, 2002 and 2001. We believe that international revenue, as a percentage of our total revenue, will fluctuate in the future. We have not guaranteed any obligations of the joint venture nor do we have any commitment or intent to provide any funding.

The Primus software suite consists of Primus eServer, Primus eSupport, Primus Answer Engine and Primus Interchange. Product license revenues and related services from Primus eServer and Primus eSupport products accounted for over 90% of total revenues for the three months ended March 31, 2002, and we expect these products to continue to account for a substantial portion of our revenues for the remainder of 2002. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially and adversely affect our business, financial condition, operating results and stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, including products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred quarterly net losses since inception, and as of March 31, 2002, had an accumulated deficit of approximately $93 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development, sales and marketing, finance, administration and professional services.

History of Operations

Primus, formerly named Symbologic Corporation, was incorporated in October 1986 and initially focused on a software development tool for creation of systems to gather organizational expertise. In 1993, we licensed that product line to another company and founded the Customer Support Consortium, a consortium of leading software and hardware companies focused on advancing customer-support strategies, models and standards. From 1993 to 1995, we directed our attention to customer-support products and began developing our SolutionSeries products. In 1995, we changed our name to Primus Knowledge Solutions, Inc. and released SolutionBuilder®, our first SolutionSeries product. We launched our first Web-based products, SolutionPublisher® and SolutionExplorer®, in 1996 and 1997, respectively. In 1997, we also divested our interest in the Customer Support Consortium in conjunction with its transition to an independent nonprofit entity. Also in 1997, Primus KK became a reseller of the Company’s products and a provider of support services in Japan.

We completed our initial public offering on June 30, 1999, offering 4,772,500 shares of Primus common stock, at an aggregate offering price of approximately $50.8 million. Net proceeds after accounting for $3.6 million in underwriting discounts and commissions and approximately $1.0 million in other expenses were $46.2 million.

Acquisitions and Restructuring

On May 31, 2001, we acquired AnswerLogic. AnswerLogic’s technology provided us with natural language capabilities that were a logical extension to our product suite. These new capabilities allow our customers to provide direct answers to customer questions from unstructured data sources—HTML, PDF and text formats—as well as structured information contained in the Primus knowledgebase. We have accounted for the AnswerLogic business combination using the purchase method and have included AnswerLogic’s operating results in its consolidated operating results since June 1, 2001.

During the third quarter of 2001, we discontinued funding product development for 2order, a wholly owned subsidiary. On September 29, 2001, 2order sold substantially all of its assets to its leading reseller. As a result of this transaction, our reseller rights for the eSales product line were cancelled. The gain on the disposal of substantially all of the 2order assets was recorded as an extraordinary gain in our consolidated financial statements for the quarter ended September 30, 2001, since the disposed assets were acquired in an acquisition accounted for using the pooling-of-interests method of accounting and were disposed of within two years of the business combination.

During the fourth quarter of 2001, we developed and executed a restructuring plan and as a result incurred charges of approximately $2.5 million related to the reduction in our workforce and costs associated with certain excess leased facilities and asset impairments. The charges included approximately $800,000 for the assets disposed of or removed from operations, which consisted primarily of leasehold improvements, computer equipment and related software, office equipment, and furniture and fixtures. Also included was an expense of approximately $1.1 million for severance, benefits and related costs due to the reduction in workforce. In October 2001, we reduced our workforce by 72 people, or 26% of our employee base, and all functional areas were affected by the reductions. Additionally, the charge included an expense of $600,000 due to our decision to reduce some facilities. A portion of this charge was based on then current estimated lease rental rates for leases in the respective market. Should facilities operating lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate. The $600,000 of future cash outlays are anticipated through December 2003 unless we are able to negotiate to exit the lease at an earlier date. At of March 31, 2002 the remaining accrued balance was approximately $385,000 and there had not been any material changes to these lease related estimates.

During the first quarter of 2002, we executed a further restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce. We reduced our research and development workforce by 10 employees, or 14%, our sales marketing workforce by 7 employees, or 11%, our professional services and support workforce by 4 employees, or 10%, and our general and administrative workforce by 3 employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base in March 2002.

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

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-

going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies include the following:

Revenue Recognition

We recognize revenue in accordance with accounting standards established for software companies. These include Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). Revenue is recognized when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and there is vendor–specific objective evidence to allocate the total fee to the elements of the arrangement. Revenue recognized from software arrangements is allocated to each element of the arrangement based on the relative fair value of the elements such as software products, upgrades, enhancements, post contract customer support, and consulting services.

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

Prior to the fourth quarter of 2001, for our eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, we released new versions of these software products, which do not require significant installation efforts. Accordingly, revenues from software license arrangements are now generally recognized upon the delivery of the software, regardless of whether installation services are sold, provided all of the other revenue recognition requirements of Statement of Position No. 97-2 have been met. This change did not have a material impact on our operating results.

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

Goodwill

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, we had unamortized goodwill of approximately $2.3 million, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002. Accordingly, we recognized an approximately $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

The following table sets forth certain financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
	2002	2001
Revenues:
License:
Third party	37.1%	46.4%
Related party—Primus KK	3.7	12.8

	40.8	59.2
Services:
Third party	55.5	38.0
Related party—Primus KK	3.7	2.8

	59.2	40.8

Total revenues	100.0	100.0

Cost of revenues:
License	1.2	1.3
Services	21.5	23.7

Total cost of revenues	22.7	25.0

Gross profit	77.3	75.0

Operating expenses:
Sales and marketing	50.9	62.2
Research and development	39.6	29.5
General and administrative	22.4	18.8
Restructuring charges	7.2	—

Total operating expenses	120.1	110.5

Loss from operations	(42.8)	(35.5)
Other income, net	1.8	5.2

Loss before income taxes and cumulative effect of change in accounting principle	(41.0)	(30.3)
Income tax expense	(1.2)	(2.2)

Loss before cumulative effect of change in accounting principle	(42.2)	(32.5)
Cumulative effect of change in accounting principle	(37.8)	—

Net loss	(80.0)%	(32.5)%

Revenues

Total revenues were $6.0 million and $10.1 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $4.1 million, or 40%. During the three months ended March 31, 2002 and 2001, other than related party sales to Primus KK of $446,000 and $1,576,000, respectively, no single customer accounted for 10% or more of total revenues.

License Revenue.    Total license revenue was $2.5 million and $6.0 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $3.5 million, or 59%. International license revenue decreased $1.0 million over the same period. Our international sales constituted 22% of our first quarter 2002 and 2001 revenue, however we believe that international revenue, as a percentage of our total revenue, will fluctuate in the future. We experienced a decrease in the sales of our software in the first quarter of 2002, when compared to the same quarter of 2001, and we believe the weakening of the worldwide economy and the continued global slow down in information technology spending in the last twelve months contributed to this decline. During the current quarter, the buying patterns of our potential customers were different than in the same quarter of the prior year, and resulted in a longer sales cycle, making it difficult to predict when license sales would close. License revenue as a percentage of total revenue was 41% and 59% for the three months ended March 31, 2002 and 2001, respectively. This decrease in software license revenues as a percentage of total revenues is primarily due to the decrease in our software license revenues. We believe that the depth and duration of the current economic slowdown will continue to have a material impact on our operating results.

Services Revenue.    Total services revenue was $3.6 million and $4.1 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $0.5 million, or 12%, and was the result of a decrease in maintenance and support contract revenue of $0.2 million and a decrease in consulting fees of $0.3 million over the same period. Services revenue as a percentage of total revenue was 59% and 41% for the three months ended March 31, 2002 and 2001, respectively. The substantial decrease in license revenues resulted in the significant change in the percentage of revenue generated from licenses and services. The decreases in maintenance and support contract revenue and consulting fees are by-products of continued pricing pressures, the termination of certain low margin support and maintenance contracts and the declines in both license revenue and information technology spending experienced during the last twelve months. We expect the amount of and proportion of services revenue to total revenue to fluctuate in the future, depending primarily on the dollar amount of software license sales and our customers’ use of third-party consulting and implementation services providers.

Cost of Revenues

Total cost of revenues was $1.4 million and $2.5 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $1.1 million, or 44%.

Cost of License Revenue.    Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of license revenue was $73,000 and $134,000 for the three months ended March 31, 2002 and 2001, respectively. This decrease in the cost of license revenue is primarily due to the decrease in total revenue from the three months ended March 31, 2001 to the three months ended March 31, 2002. Cost of license revenue as a percentage of license revenue was 3% during both quarters. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology integrated with our solutions.

Cost of Services Revenue. Cost of services revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of services provided by third-party consultants engaged by Primus. Cost of services revenue was $1.3 million and $2.4 million for the three months ended March 31, 2002 and 2001, respectively, representing a decrease of $1.1 million, or 44%. Cost of services revenue as a percentage of services revenue was 36% and 59%, or a gross margin of 64% and 41%, for the three months ended March 31, 2002 and 2001, respectively. The decrease in cost of services revenue as a percentage of services revenue was primarily due to higher utilization rates for our professional services staff, continued cost containment efforts and the cost savings realized from workforce reductions during the second half of 2001 within the professional services and customer support organizations. Cost of services revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation and consulting services, as well as staffing levels, utilization rates, overhead costs and customer needs. Gross profit margins are generally higher for support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and consulting services. We anticipate that cost of services revenue will decrease in 2002 as compared to 2001, primarily as a result of our second half of 2001 and first quarter of 2002 workforce reductions and our continued cost containment efforts.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses decreased $3.2 million, or 51%, from $6.3 million for the three months ended March 31, 2001 to $3.1 million for the three months ended March 31 2002. This decrease is due to the reduction in the variable component of total compensation related costs (i.e. bonuses, commissions and related payroll taxes) which are related to the decrease in revenues for the periods presented; as well as reductions in sales and marketing headcount during the second half of 2001, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. Sales and marketing expenses as a percentage of total revenue were 51% and 62% for the three months ended March 31, 2002 and 2001, respectively. This decrease as a percentage of total revenue is primarily due to the significant decrease in total sales and marketing expenses from 2001 to 2002, partially offset by the decline in revenues over the same period. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future. We anticipate that sales and marketing expenses, as an absolute dollar amount will decrease in 2002 as compared to 2001, primarily as a result of our second half of 2001 and first quarter of 2002 workforce reductions and our continued cost containment efforts. In subsequent periods we expect that sales and marketing expense, as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenues, staffing levels, overhead costs and our assessment of market opportunities and sales channels.

Research and Development.    Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits, and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists and quality assurance personnel. Research and development expenses decreased $0.6 million, or 20%, from $3.0 million for the three months ended March 31, 2001 to $2.4 million for the three months ended March 31, 2002. The decrease was primarily due to the discontinuance of funding for 2order during the third quarter of 2001, reductions in research and development headcount during the second half of 2001 and our continued cost containment efforts, partially offset by increases in research and development headcount related to our May 31, 2001 acquisition of AnswerLogic. Research and development expenses as a percentage of total revenue were 40% and 30% for the three months ended March 31, 2002 and 2001, respectively. This increase as a percentage of total revenue is primarily due to the significant decrease in total revenues from the three months ended March 31, 2001 to the three months ended March 31, 2002. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future. We anticipate that research and development costs, as an absolute dollar amount will decrease in 2002 as compared to 2001, primarily as a result of our second half of 2001 and first quarter of 2002 workforce reductions and our continued cost containment efforts. In subsequent periods, we expect that research and development expense, as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenues, customer needs, staffing levels, overhead costs and our assessment of market demand.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs and professional-services fees. General and administrative expenses decreased $0.5 million, or 26%, from $1.9 million for the three months ended March 31, 2001 to $1.4 million for the three months ended March 31, 2002. This decrease is primarily due to the current year reductions in the variable component of total compensation related costs, reductions in general and administrative headcount during the second half of 2001 and current quarter reductions in third party consulting fees, travel costs, recruiting expenses, professional service fees and bad debt expense; partially offset by increases in legal expenses related to the patent litigation settlement. The decrease in total general and administrative expenses reflects the continued impact of the overall cost containment measures taken by us during the last twelve months. General and administrative expenses as a percentage of total revenue were 22% for the three months ended March 31, 2002 and 19% for the three months ended March 31, 2001. The increase of general and administrative expense as a percentage of total revenue is primarily attributable to the patent litigation settlement charge of $275,000 in the current period (see Part II, Item 1, “Legal Proceedings”). We believe that our general and administrative expenses will fluctuate in absolute dollars in future periods, depending primarily on the volume of future revenues, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

Restructuring Charges.    During the first quarter of 2002, we executed a further restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce. We reduced our research and development workforce by 10 employees, or 14%, our sales marketing workforce by 7 employees, or 11%, our professional services and support workforce by 4 employees, or 10%, and our general and administrative workforce by 3 employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base in March 2002.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income, Net.    Other income decreased $0.4 million, or 80%, from $0.5 million for the three months ended March 31, 2001 to $0.1 million for the three months ended March 31, 2002. The decrease from period to period is primarily due to decreases in the average combined cash, cash equivalents and short-term investment balances as well as declining investment yields. We expect to continue to yield investment income on our cash and cash equivalents and short-term investments at an average rate that is less than that experienced in 2001.

Income Taxes.    We have not recorded income tax benefits related to the net operating losses for the three months ended March 31, 2002 or 2001 as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded for the three months ended March 31, 2002 and 2001 primarily relates to our foreign operations.

Cumulative Effect of Change in Accounting Principle.    We recognized an approximately $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142 on January 1, 2002. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, we had unamortized goodwill of approximately $2.3 million, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002.

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

As of March 31, 2002, we had cash, cash equivalents and short-term investments of $17.1 million, representing a decrease of $1.4 million from our December 31, 2001 balance of $18.5 million. As of March 31, 2002, our working capital was $12.2 million compared to $14.3 million at December 31, 2001.

Our operating activities resulted in net cash outflows of $1.3 million and $5.3 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, adjustments to the $4.8 million net loss to reconcile to cash used in operating activities includes uses of cash of approximately $1.0 million for the decrease in accounts payable and accrued liabilities and deferred revenue. This is offset by cash provided by operations of approximately $1.6 million for the decrease in accounts receivable, prepaid expenses and other assets and the increase in compensation related accruals, combined with $0.6 million in depreciation and the cumulative effect of change in accounting principle of $2.3 million.

Investing activities used cash of $67,000 during the three months ended March 31, 2002 for the purchase of property and equipment. Investing activities generated cash of $11.4 million during the three months ended March 31, 2001.

There were no financing activities during the three-month period ended March 31, 2002. Financing activities during the three months ended March 31, 2001 provided cash of $144,000.

Our principal source of liquidity at March 31, 2002 was our cash, cash equivalents and short-term investments of $17.1 million. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5.75% as of March 31, 2002) and expires in December 2002. As of March 31, 2002, we were in compliance with our financial covenants in connection with the line of credit and there were no borrowings outstanding.

We currently anticipate that we will continue to experience fluctuations in our operating expenses for the foreseeable future as we:

•	enter new markets for our products and services, including through potential acquisitions of complementary businesses, technology or other assets

•	increase or decrease research and development spending

•	increase or decrease sales and marketing activities

•	develop new distribution channels

•	improve our operational and financial systems

•	broaden our professional services capabilities

We continue to focus on maximizing the performance of our core business and controlling costs to respond to the economic environment. During the three months ended March 31, 2002, we reduced worldwide staffing levels by approximately 12%, across the entire business.

During the fourth quarter of 2001, we had accrued approximately $600,000 due to our decision to reduce excess facilities. A portion of this was based on the estimated period to sublease certain excess facilities and then current estimated lease rental rates for leases in the respective market. Should lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate. The $600,000 of future cash outlays as of December 31, 2001 were anticipated to occur through December 2003 unless we are able to negotiate to exit the lease at an earlier date. At March 31, 2002 the remaining accrued balance was approximately $385,000 and there had not been any material changes to these lease related estimates.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

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

We lease office space under operating leases with various expiration dates through 2005. We have no material long-term commitments or obligations other than those under these leases. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor have we any commitment or intent to provide any funding to any such entity. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

While we will continue to implement cost containment efforts across our business, our operating expenses, including costs to defend and/or settle legal actions that have been or may be brought against us, will consume a material amount of our cash resources. We believe that the total amount of our cash, cash equivalents and short-term investments, along with our commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated problems or expenses, opportunities for acquisitions or other business initiatives we encounter and may seek to raise such additional funds through public or private equity or debt (including debt convertible into equity) financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Our recent history of declining market valuation, volatility in our stock price and doubts surrounding our future eligibility to remain listed on the Nasdaq National Market could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair our current shareholders’ ownership interest in the Company.

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

Since we began operations our revenues have not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of March 31, 2002, our accumulated deficit was approximately $93 million. Our history of losses has caused some of our potential customers to question our viability and hampered our ability to sell some of our products. Our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. Although our revenues grew significantly in 2000, we have experienced a significant decline in sales since then. Although we have restructured our operations to reduce operating expenses, we will need to increase our revenue and/or further reduce our operating expenses to achieve profitability and positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all.

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

Fluctuations in our operating results, particularly compared to the expectations of investors or market analysts, could cause severe volatility in the price of our common stock. Our revenues and operating results have fluctuated substantially from quarter to quarter and are likely to continue to do so in the future. Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. We will continue to base our decisions regarding operating expenses on anticipated revenue trends. Therefore, to the extent our actual revenues fall short of our expectations, our operating results will suffer and our stock price will likely decline. If quarterly revenues or operating results fall below the expectations of investors or market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the subheadings of this “Risks Associated with Primus’ Business and Future Operating Results” section as well as:

•	general economic conditions that adversely affect our customers’ capital investment levels in CRM and knowledge management systems

•	the evolving and varying demand for our software products and services

•	budget and spending decisions by information technology departments of our customers

•	order deferrals in anticipation of new products or product enhancements introduced by our competitors or us

•	our ability to manage our expenses

•	the timing of new releases of our products

•	changes in our pricing policies or those of our competitors

•	the timing of execution of large contracts that materially affect our operating results

•	uncertainty regarding the timing of delivery of our products

•	changes in the level of sales of professional services as compared to product licenses

•	the mix of sales channels through which our products and services are sold

•	the mix of our domestic and international sales

•	costs related to the customization of our products

•	our ability to expand our operations, and the amount and timing of expenditures related to this expansion

•	decisions by customers and potential customers to delay purchasing of our products

•	a trend of continuing consolidation in our industry

•	global economic and political conditions, as well as those specific to our customers or our industry

Due to the slowdown in the national and global economy and the uncertainties resulting from acts of terrorism during 2001, we believe that many existing and potential customers are reducing or reassessing their planned technology and Internet-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues, and further delays or reductions in business spending for information technology could have a material adverse effect on our revenues, operating results and stock price.

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

•
failure to maintain a minimum bid price for the common stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether or not tangible net assets for the company are greater than or less than $4 million;

•	failure to maintain an audit committee which comports to the independence and other standards of the Nasdaq and the U.S. Securities and Exchange Commission (SEC); and

•	failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

Our common stock has at times been trading below the $1.00 minimum bid requirement, which could lead to Nasdaq initiating delisting procedures at any time. Our failure to maintain a sufficient number of independent directors on the board of directors to satisfy Nasdaq’s audit committee requirements could also lead to Nasdaq initiating delisting procedures.

If we lose our Nasdaq National Market status, our common stock would trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. Among other things, our common stock would then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in the stock. Loss of our Nasdaq National Market status could make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state blue-sky laws.

We may incur non-cash charges resulting from acquisitions, which could harm our operating results.

A new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges ceased in 2002 and on January 1, 2002, we recognized an approximately $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of this standard.

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

Applicable accounting policies may cause us to report new license agreements as deferred revenue. We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires acceptance testing or significant customization services from Primus, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process may require access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

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

The principal competitive factors in our industry include:

vendor and product reputation	product ease-of-use
the availability of products on the Internet and multiple operating platforms	the quality of customer support services, documentation and training
measurable economic return on investment	the quality, speed and effectiveness of application
ability to use customers as references	development services
product quality, performance and price	the effectiveness of sales and marketing efforts
breadth of product functionality and features	product integration with other enterprise applications
product scalability	breadth of product application suite

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

We expect to experience seasonality in our revenue. To date, we believe that other factors, such as large orders and the timing of personnel changes in our sales staff, have masked seasonality. Our customers’ purchase decisions are often affected by fiscal budgetary factors and by efforts of our direct sales force to meet or exceed sales quotas.

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

Product license revenues and related service revenues from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenues for the three months ended March 31, 2002 and 2001, and we expect these products to continue to account for a substantial portion of our revenues for the remainder of 2002. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, including products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

We may not be able to forecast revenues accurately because our products have a long and variable sales cycle.

To date, the typical sales cycles for our products have taken 3 to 12 months. The length of our sales cycles may cause license revenue and operating results to vary significantly from period to period. Our sales cycles have required pre-purchase evaluation by a significant number of individuals in our customers’ organizations. Along with third parties that jointly market our software, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software deliberately, depending on their specific technical capabilities, the size of the deployment, the complexity of their network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current national and global economic downturn were to continue, the sales cycle for our products may become longer and we may require more time and resources to complete sales.

We depend on increased business from new customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed.

Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our existing customers’ organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase deployment licenses or additional development licenses.

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

The effectiveness of our software depends in part on widespread adoption and effective use of our software by an enterprise’s personnel, partners, and customers and the value derived by each such usage. In addition, the effectiveness of our knowledge-enabled approach is somewhat dependent upon a current database. If customer-support personnel do not adopt and effectively use our Primus eServer and Primus eSupport products, necessary solutions will not be added to the database, and the database will be inadequate. If an enterprise deploying our software fails to maintain a current database, the value of our Primus eServer and Primus eSupport software to our users will be impaired. Successful deployment and broad acceptance of our Primus eServer and Primus eSupport products will depend in part on the quality of the users’ existing database of solutions, which is outside our control.

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

Our success depends largely on the skills, experience and performance of some key members of our management and technical staff. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. Much of our success also depends on Michael A. Brochu, our President and Chief Executive Officer. The loss of Mr. Brochu’s services could harm our business.

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

In order to remain competitive, we may find it necessary to acquire additional businesses, products and technologies. In the event that we do complete an acquisition, we could be required to do one or more of the following:

•	issue equity securities, which would dilute current shareholders’ percentage ownership

•	assume contingent, unrecorded and warranty liabilities

•	incur a one-time charge

•	amortize other intangible assets

•	incur future goodwill impairment charges

•	restructure our business

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

Revenues from customers outside of North America represented approximately $1.3 million, or 22% of our total revenues for the three-month period ended March 31, 2002. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

•	costs and complexity of customizing products for foreign countries

•	laws and business practices favoring local competition

•	compliance with multiple, conflicting and changing laws and regulations

•	longer sales cycles

•	greater difficulty or delay in accounts receivable collection

•	import and export restrictions and tariffs

•	difficulties in staffing and managing foreign operations

•	investing at appropriate levels in foreign operations to compete effectively

•	political and economic instability

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

For additional information regarding the sensitivity of and risks associated with the market value of short-term investments and interest rates, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report.

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

Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, including traditional CRM software sold by Amdocs/Clarify, Kana, Onyx, Oracle, Peoplesoft, Peregrine Systems/Remedy, Siebel and others. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. These vendors have also been open to licensing us rights to use their development tools to build integrations to their products. If any one of them should close their programs’ interface, fail to grant us necessary licenses or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products’ integration with future systems.

Failure to successfully develop versions and updates of our products that run on the operating systems used by our current and prospective customers could reduce our sales.

Many of our products run on the Microsoft Windows NT, Microsoft Windows 2000 or certain versions of the Sun Solaris Unix operating systems, and some require the use of third party software. Any change to our customers’ operating systems could require us to modify our products and could cause us to delay product releases. In addition, any decline in the market acceptance of these operating systems we support may force us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft or Sun Solaris operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers. If we cannot successfully develop these products in response to customer demands, our business could be adversely impacted. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

We rely on software licensed to us by third parties for features we include in our solutions.

We incorporate software licensed from third parties into our solutions. As we develop enhanced versions of our software, some of the additional functionality and capabilities of our solutions may be a result of additional third party applications. A significant interruption in the availability of any of the licensed third-party software could adversely affect our sales, unless and until we can replace this software with other software that performs similar functions. Because our solutions incorporate software developed and maintained by third parties, we depend on these third parties’ abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. If third-party software offered now or in the future in conjunction with our solutions becomes obsolete or incompatible with future versions of our solutions, we may not be able to continue to offer some of the features we presently include in our solutions unless we can license alternative software or develop the features ourselves.

Our stock price has been volatile and could fluctuate in the future.

The market price of our common stock has been highly volatile and is subject to wide fluctuations. We expect our stock price to continue to fluctuate:

•	in response to quarterly variations in operating results

•	in response to announcements of technological innovations or new products by us or our competitors

•	because of market conditions in the enterprise software industry

•	in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors

•	in response to our announcements of significant acquisitions, strategic relationships or joint ventures

•	in response to sales of our common stock

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities class action and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. See the discussion of the Company’s pending legal matters in Part II, Item 1 “Legal Proceedings.” Volatility in our stock price could make it more difficult for us to raise capital or complete acquisitions on favorable terms.

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

We pursue the registration of some of our trademarks and service marks in the United States and in certain other countries, but we have not secured registration of all our marks. Significant portions of our marks include the word “Primus.” Other companies use “Primus” in their marks alone or in combination with other words, and we cannot prevent all third-party uses of the word “Primus.” We license certain trademark rights to third parties. Such licensees may not abide by compliance and quality control guidelines with respect to such trademark rights and may take actions that would adversely affect our trademarks.

Other companies may claim that we infringe their intellectual property or proprietary rights.

If any of our products are found to violate third party proprietary rights, we may be required to reengineer our products or seek to obtain licenses from third parties, and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. In addition, other companies have filed trademark applications for marks similar to the names of our products. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management’s attention and resources to defend against any claims relating to proprietary rights, which could materially and adversely affect our financial condition and operations. If a party succeeded in making such a claim we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Any such outcome could have a material adverse effect on our business, financial condition, operating results and stock price. Also see the discussion of our pending legal matters in Part II, Item 1, “Legal Proceedings.”

Product liability claims by our customers could result in unexpected costs and damage to Primus’ reputation.

Our license agreements with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to Primus for the product or services giving rise to the damages. However, these contractual limitations on liability may not be enforceable and we may be subject to claims based on errors in its software or mistakes in performing its services including claims relating to damages to our customers’ internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and diverting management’s attention and resources to defend any such claim, which could materially and adversely affect our financial condition, our results of operations and our stock price.

Control by inside shareholders of a large percentage of our voting stock may permit them to influence us in a way that adversely affects our stock price.

Our officers, directors and affiliated entities together beneficially own approximately 22% of the outstanding shares of our common stock. As a result, these shareholders are able to influence all matters requiring shareholder approval and, thereby, our management and affairs. Some matters that typically require shareholder approval include:

•	election of directors

•	certain amendments to our articles of incorporation

•	merger or consolidation

•	sale of all or substantially all our assets

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

Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation’s board of directors prior to the acquisition. Prohibited transactions include, among other things:

•	a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from, the acquiring person

•	termination of 5% or more of the employees of the target corporation

•	allowing the acquiring person to receive any disproportionate benefit as a shareholder

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceased upon the required adoption date of the Statement, which for us was January 1, 2002. In the future, we may incur less frequent, but potentially larger, impairment charges related to goodwill arising out of future acquisitions, if any. Current and future accounting charges like these could delay our achievement of net income.

Terrorists attacks such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks or acts of war may adversely affect the markets on which our Common Stock trades, our financial condition and our results of operations.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Leaders of the U.S. government have announced their intention to actively pursue and take military and other action against those behind the September 11, 2001 attacks and to initiate broader action against national and global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact our financial condition and our results of operations. The insurance we maintain may not be adequate to cover our losses resulting from terrorist attacks or acts of war.

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

You should not rely on forward-looking statements in this Report. This document contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future” and “intends,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The forward-looking statements contained in this Report are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this Report and in our other reports and documents on file with the U.S. Securities and Exchange Commission.

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

During the period ended March 31, 2002, decreases in interest rates on the fair market value of our cash, cash equivalents and marketable securities had an insignificant impact on our net loss. Fixed rate short-term investments at March 31, 2002 of approximately $5 million had a weighted average interest rate of 4.39% and are due in 2002. We believe that the impact on the fair market value of our securities and our earnings for 2002 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

Foreign Currency Exchange Risk.    We develop products in the United States and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are predominantly priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have two foreign subsidiaries—Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France—whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations during the three months ended March 31, 2002 and 2001. If, during 2002, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2002 would likely not be significantly affected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its current and former officers against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleged that aspects of our technology infringe one or more patents alleged to be held by the plaintiff. Effective April 15, 2002, we entered into a settlement and release agreement under which Primus was released from all claims and potential damages for past infringement and was granted a five-year license under the patents for Primus products and services. After January 1, 2007, depending on the products Primus is then selling and the status of the Mindfabric patents, Primus may need to either obtain a commercially reasonable license under the patents for the remainder of their patent life or potentially defend an action for post January 1, 2007 alleged infringement. Under the terms of the settlement, Primus will make cash payments to Mindfabric on or before July 1, 2002 and deliver 75,000 shares of registered Primus common stock, subject to certain resale and volume limitations. In connection with this settlement, the Company recorded an approximate charge of $275,000 to general and administrative expenses during the three months ended March 31, 2002, net of the value of 112,500 Primus shares withheld under the AnswerLogic acquisition escrow.

ITEM 2.     CHANGE IN SECURITIES

(c)  Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-Q, we had no issuance or sales of unregistered securities.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

By:	/s/ RONALD M. STEVENS
Ronald M. Stevens
Executive Vice President, Chief Financial Officer, and Treasurer

(Principal financial and chief accounting officer)

Date: May 7, 2002