Form 10-Q
period 2002-06-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2002-08-14
CIK 1067797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002	COMMISSION FILE NUMBER: 000-26273

PRIMUS KNOWLEDGE SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

WASHINGTON	91-1350484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes  ☒  No  ☐

As of August 6, 2002 there were 19,111,904 shares of the Registrant’s Common Stock outstanding.

Primus Knowledge Solutions, Inc.
Form 10-Q
June 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$15,018	$18,499
Accounts receivable, net of allowance for doubtful accounts of $610 and $1,524 at June 30, 2002 and December 31, 2001, respectively	4,173	5,932
Prepaid expenses and other current assets	812	1,120

Total current assets	20,003	25,551
Property and equipment, net of accumulated depreciation and amortization of $5,143 and $4,020 at June 30, 2002 and December 31, 2001, respectively	3,443	4,473
Goodwill, net of amortization of $550 at December 31, 2001	—	2,281
Note receivable from related party	750	750
Other assets	247	239

Total assets	$24,443	$33,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$704	$1,683
Accrued and other liabilities	1,580	1,756
Compensation-related accruals	1,603	1,392
Deferred revenue, including related party amounts of $395 and $353 at June 30, 2002 and December 31, 2001, respectively	6,475	6,432

Total current liabilities	10,362	11,263

Shareholders’ equity:
Common stock, $.025 par value, 50,000,000 shares authorized, issued and outstanding 19,036,904 and 18,945,513 shares at June 30, 2002 and December 31, 2001, respectively	476	474
Additional paid-in-capital	110,242	110,178
Accumulated other comprehensive (loss) income	(12)	17
Accumulated deficit	(96,625)	(88,638)

Total shareholders’ equity	14,081	22,031

Total liabilities and shareholders’ equity	$24,443	$33,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2002	2001	2002	2001
Revenue:
License:
Third party	$1,108	$2,129	$3,344	$6,806
Related party—Primus KK	—	247	221	1,537

	1,108	2,378	$3,565	$8,343
Service:
Third party	2,985	3,861	6,330	7,686
Related party—Primus KK	147	280	372	566

	3,132	4,141	6,702	8,252

Total revenue	4,240	6,517	10,267	16,595

Cost of revenue:
License	44	68	117	202
Service	1,148	2,206	2,443	4,592

Total cost of revenue	1,192	2,274	2,560	4,794

Gross profit	3,048	4,243	7,707	11,801
Operating expenses:
Sales and marketing	2,925	4,966	5,992	11,239
Research and development	2,099	3,323	4,484	6,298
General and administrative	1,282	1,657	2,635	3,547
Amortization of goodwill	—	79	—	79
Restructuring charges	—	—	435	—

Total operating expenses	6,306	10,025	13,546	21,163

Loss from operations	(3,258)	(5,782)	(5,839)	(9,362)
Other income, net	93	388	203	915

Loss before income taxes and cumulative effect of change in accounting principle	(3,165)	(5,394)	(5,636)	(8,447)
Income tax expense	—	(43)	(70)	(269)

Loss before cumulative effect of change in accounting principle	(3,165)	(5,437)	(5,706)	(8,716)
Cumulative effect of change in accounting principle	—	—	(2,281)	—

Net loss	$(3,165)	$(5,437)	$(7,987)	$(8,716)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.17)	$(0.30)	$(0.30)	$(0.48)
Cumulative effect of change in accounting principle	—	—	(0.12)	—

Net loss	$(0.17)	$(0.30)	$(0.42)	$(0.48)

Weighted average shares used in computing basic and diluted loss per common share	18,949,722	18,356,093	18,947,723	18,210,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME
(In thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
Balance at December 31, 2001	18,945,513	$474	$110,178	$17	$(88,638)	$22,031
Exercise of stock options	144	—	—	—	—	—
Comprehensive loss:
Foreign currency translation loss	—	—	—	(21)	—	—
Unrealized loss on securities available for sale	—	—	—	(58)	—	—
Net loss	—	—	—	—	(4,822)	—

Total comprehensive loss	—	—	—	(79)	(4,822)	(4,901)

Balance at March 31, 2002	18,945,657	$474	$110,178	$(62)	$(93,460)	$17,130
Exercise of stock options	3,427	—	3			3
Stock issued for employee stock purchase plan	87,820	2	61			63
Comprehensive income:
Foreign currency translation gain				71		—
Unrealized loss on securities available for sale				(21)		—
Net loss					(3,165)	—

Total comprehensive loss	—	—	—	50	(3,165)	(3,115)

Balance at June 30, 2002	19,036,904	$476	$110,242	$(12)	$(96,625)	$14,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,987)	$(8,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	2,281	—
Option and warrant expense	—	15
Depreciation and amortization	1,133	1,199
Changes in assets and liabilities:
Accounts receivable	1,736	2,614
Prepaid expenses and other current assets	483	(129)
Other assets	(4)	6
Accounts payable and accrued liabilities	(1,151)	(1,783)
Compensation-related accruals	194	(1,406)
Deferred revenue	43	(513)

Net cash used in operating activities	(3,272)	(8,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(9,179)
Proceeds from maturities of short-term investments	2,000	31,782
Purchases of property and equipment	(101)	(967)
Issuance of note receivable from related party	—	(750)
Cash paid in acquisition, net of cash assumed	—	237

Net cash provided by investing activities	1,899	21,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and obligations under credit facility	—	(118)
Proceeds from the exercise of stock options and purchases of common stock under the employee stock purchase plan	66	353

Net cash provided by financing activities	66	235

Effect of exchange rate changes on cash	(51)	253
Net (decrease) increase in cash and cash equivalents	(1,358)	12,898
Cash and cash equivalents at beginning of period	13,370	10,502

Cash and cash equivalents at end of period	$12,012	$23,400

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of shares issued for acquisition of AnswerLogic, Inc.		$2,955
Assets and liabilities assumed in acquisition:
Current assets		144
Property and equipment		1,300
Goodwill		2,831
Accounts payable and accrued liabilities		490
Compensation-related accruals		287
Obligations under credit facility		781

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
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

The Primus software suite consists of Primus® eServer, Primus® eSupport, Primus® Answer Engine, Primus® IView and Primus® Quick Resolve. Product license revenue and related service revenue from Primus eServer and Primus eSupport products accounted for over 90% of total revenue for the three and six months ended June 30, 2002 and 2001.

We are subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, changing computing environments, rapid technological change, development of new products, limited protection of proprietary technology, claims of intellectual property infringement and competitive products and pricing.

The unaudited condensed consolidated financial statements include the accounts of Primus and its wholly owned subsidiaries, including its foreign subsidiaries, Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France. All significant intercompany balances and transactions have been eliminated.

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

June 30, 2002
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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001 included in our Form 10-K filed with the SEC in March of 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Reclassifications

Certain balances have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	June 30, 2002	December 31, 2001
Cash and cash equivalents	$12,012	$13,370
Short-term investments	3,006	5,129

Total cash, cash equivalents and short-term investments	$15,018	$18,499

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
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

Vendor-specific objective evidence (VSOE) is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In multiple element arrangements in which VSOE exists only for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Prior to the fourth quarter of 2001, for our eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, we released new versions of these software products, which do not require significant installation efforts. Accordingly, revenue from software license arrangements are now generally recognized upon the delivery of the software, regardless of whether installation services are sold, provided all other revenue recognition requirements of Statements of Position No. 97-2 and 98-9 and SAB 101 have been met. This change did not have a material impact on our operating results.

If a customer requires an acceptance period, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenue from license arrangements with payment terms extending beyond one year is recognized as payments become due, provided all other conditions for revenue recognition are met.

Services revenue consists of maintenance and support fees and consulting, training and hosting fees. Maintenance and ongoing hosting fees are recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the use of our software products. Revenue from consulting and training services is recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the software, provided services do not include significant customization or modification of the base product, and the licenses are not subject to acceptance criteria.

From time to time we enter into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. Sublicense fees are generally recognized upon delivery of software if pervasive evidence of an arrangement between the distributor and their customer exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for the undelivered elements. Our agreements with our customers and resellers do not contain product return rights.

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

the overall economic environment.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We will adopt the provisions of SFAS 146 no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of this statement on January 1, 2002 did not have a material impact on our financial statements.

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

Note 3.    Business Combination and Goodwill

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

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

The following unaudited pro forma condensed consolidated financial information presents the results of operations of Primus and AnswerLogic as if the acquisition had occurred on January 1, 2001 after giving effect to certain adjustments, primarily amortization of goodwill. The unaudited pro forma condensed consolidated financial information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The unaudited pro forma condensed consolidated financial information is as follows (in thousands, except per share data):

Six Months Ended June 30, 2001
Total revenue	$16,627
Net loss	(12,561)
Pro forma net loss per share—Basic and diluted	(0.67)

This pro forma presentation includes the amortization of goodwill of $472,000, which was required under generally accepted accounting principles prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” discussed below.

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

Net Loss and loss per share for the quarter and six months ended June 30, 2001, and for the year ended December 31, 2001, adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

	Quarter ended June 30, 2001	Six Months Ended June 30, 2001	Year Ended December 31, 2001
Net Loss:
Reported loss before extraordinary item	$(5,437)	$(8,716)	$(21,821)
Goodwill amortization	79	79	550

Adjusted loss before extraordinary item	(5,358)	(8,637)	(21,271)

Extraordinary item	—	—	566

Adjusted net loss	$(5,358)	$(8,637)	$(20,605)

Basic and diluted loss before extraordinary item per share:
Reported basic and diluted loss per share	$(0.30)	$(0.48)	$(1.18)
Goodwill amortization	0.01	0.01	0.03

Adjusted basic and diluted loss before extraordinary item per share	(0.29)	(0.47)	(1.15)

Extraordinary item	—	—	0.03

Adjusted net loss	$(0.29)	$(0.47)	$(1.12)

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

There was no goodwill amortization in 2000 or 1999.

Note 4.    Loss Per Common Share

In accordance with FASB SFAS No. 128, “Earnings Per Share,” we report both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. As we had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to acquire common shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 and 2001, as the effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase 7,827,015 and 6,933,842 common shares at June 30, 2002 and 2001, respectively.

Note 5.    Comprehensive Loss

Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains (losses) from securities available-for-sale and is presented in the accompanying statement of stockholders’ equity and comprehensive loss (income). SFAS No. 130, “Reporting Comprehensive Income,” requires only additional disclosures in the financial statements; it does not affect our financial position or operations. The following table reconciles net loss as reported to total comprehensive loss for the three and six months ended June 30, 2002 and 2001(in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(3,165)	$(5,437)	$(7,987)	$(8,716)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	71	(7)	50	(41)
Unrealized gain (loss) on securities available-for-sale	(21)	(10)	(79)	19

Total comprehensive loss	$(3,115)	$(5,454)	$(8,016)	$(8,738)

There was no significant tax effect on the components of other comprehensive (loss) income for the three and six-month periods ended June 30, 2002 and 2001.

Note 6.    Related Party Transactions

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

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of ours, became a reseller of certain of our products and a provider of support services in Japan. The distribution agreement provides for sublicense fees based on a percentage of list prices. Sublicense

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

fees are generally recognized upon delivery of software if pervasive evidence of an arrangement between Primus KK and their customer exists, collection is probable, the fee is fixed or determinable and vendor-specific objective evidence for all undelivered elements exists. Our agreement with Primus KK does not contain product return rights. Revenue recognized under the reseller agreement totaled approximately $147,000 and $527,000, for the quarters ended June 30, 2002 and 2001, respectively, and revenue deferred at June 30, 2002 and December 31, 2001 was approximately $395,000 and $353,000, respectively, and accounts receivable at June 30, 2002 and December 31, 2001 were approximately $176,000 and $326,000, respectively.

Note 7.    Business Segment Information

We are principally engaged in the design, development, marketing, sale and support of eServer, eSupport, Answer Engine and Quick Resolve software products. Substantially all revenue results from the licensing of our software products and related consulting, hosting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenue is derived from customers in the United States of America. Our international sales are principally in Europe and Japan. The following geographic information is presented for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
United States	$3,617	$5,426	$8,341	$13,242
Japan	147	527	593	2,103
Other	476	564	1,333	1,250

Total Revenue	$4,240	$6,517	$10,267	$16,595

Revenue from Japan was principally derived from sales through our Japanese joint venture, Primus KK, in which we hold a 19.6% minority interest. We recognize software license revenue for sales to this distributor in accordance with our revenue recognition policy as described in Notes 2 and 6.

Note 8.    Restructuring Charges

During the first quarter of 2002, we executed a further restructuring of our workforce and as a result recorded restructuring charges totaling $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce. We reduced our research and development workforce by 10 employees, or 14%, our sales marketing workforce by 7 employees, or 11%, our professional services and support workforce by 4 employees, or 10%, and our general and administrative workforce by 3 employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base in March 2002. At December 31, 2001, we had accrued approximately $600,000 for the reduction of excess facilities as part of our fourth quarter 2001 restructuring plan. A portion of this charge was based on the estimated period to sublease certain excess facilities and current estimated lease rental rates for leases in the respective market. Should lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate. The $600,000 of future cash outlays as of December 31, 2001 were anticipated to occur through December 2003 unless we are able to negotiate to exit the lease at an earlier date. At June 30, 2002, the remaining accrued balance was approximately $335,000 and there had not been any material changes to these lease related estimates. The decreases in the accrual balance from December 31, 2001 to March 31 and June 30, 2002 were substantially due to cash payments.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

Note 9.    Liquidity

Our operations have historically been financed through issuances of common and preferred stock. For the six-month period ended June 30, 2002, the Company incurred a net loss of $8.0 million and used cash in operating activities of approximately $3.3 million. At June 30, 2002, the Company has working capital of approximately $9.6 million. We believe we have sufficient resources to continue as a going concern through at least June 30, 2003. To reduce the cash used in operations, we put in place cost containment efforts during the third quarter of 2001 and restructured our operations during the fourth quarter of 2001 and the first quarter of 2002, reducing our headcount by 96 employees and eliminating excess facilities. During the third quarter of 2002, we expect to take a restructuring charge as part of our ongoing cost reduction initiative. We expect this initiative will result in the reduction of worldwide staffing levels by at least 12%. We are working on finalizing other components of this plan including possible reductions in facilities and associated overhead. We expect the restructuring charge for the third quarter to include severance, and it may include a charge for reduction of excess facilities and overhead. Our plan to address our liquidity issues is to generate sufficient revenue from customer contracts or further reduce costs to provide positive cash flows from operations. There can be no assurance that we will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If we are not able to generate positive cash flows from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by us or on favorable terms.

Note 10.    Legal Proceedings

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its current and former officers against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, while we do not believe it is probable that the outcome of this litigation matter will be unfavorable to the Company, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleged that aspects of our technology infringe one or more patents alleged to be held by the plaintiff. Effective April 15, 2002, we entered into a settlement and release agreement under which Primus was released from all claims and potential damages for past infringement and was granted a five-year license under the patents for Primus products and services. After January 1, 2007, depending on the products Primus is then selling and the status of the Mindfabric patents, Primus may need to either obtain a commercially reasonable license under the patents for the remainder of their patent life or potentially defend an action for post January 1, 2007 alleged infringement. Under the terms of the settlement, Primus made cash payments to Mindfabric on July 1, 2002 and will deliver 75,000 shares of registered Primus common stock, subject to certain resale and volume limitations. In connection with this settlement, the Company recorded an approximate charge of $275,000 to general and administrative expenses during the three months ended March 31, 2002, net of the value of 112,500 Primus shares withheld under the AnswerLogic acquisition escrow.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(Unaudited)

Note 11.    Subsequent Events

During the third quarter of 2002, we expect to take a restructuring charge as part of our ongoing cost reduction initiative. This will result in the reduction of worldwide staffing levels by approximately 12%. We are working on finalizing other components of this plan including possible reductions in facilities and associated overhead. We expect this restructuring charge for the third quarter to include severance, and it may include a charge for the reduction of excess facilities and overhead.

As of August 2, 2002 our common stock has traded under a minimum $1.00 for the previous 30 trading days. As a result our common stock is out of compliance with the minimum bid price listing requirements for NASDAQ National Market. In order to regain compliance with this NASDAQ National Market listing requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days at anytime before October 31, 2002. If market trading does not result in the increase of the trading price of our common stock, we may comply with this listing requirement by implementing a company board approved reverse stock split and/or we may elect to transfer our securities from the NASDAQ National Market to the NASDAQ SmallCap Market.

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

We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international sales constituted 15% and 17% of our revenue for the quarters ended June 30, 2002 and 2001, respectively. We believe that international revenue, as a percentage of our total revenue, will fluctuate in the future. We have not guaranteed any obligations of the joint venture nor do we have any commitment or intent to provide any funding.

The Primus software suite consists of Primus eServer, Primus eSupport, Primus Answer Engine, Primus® IView and Primus Quick Resolve. Product license revenue and related service revenue from Primus eServer and Primus eSupport products accounted for over 90% of total revenue for the three and six months ended June 30, 2002, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2002. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially and adversely affect our business, financial condition, operating results and stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, including products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred quarterly net losses since inception, and as of June 30, 2002, had an accumulated deficit of approximately $97 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development, sales and marketing, finance, administration and professional services.

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

During the fourth quarter of 2001, we developed and executed a restructuring plan and as a result incurred charges of approximately $2.5 million related to the reduction in our workforce and costs associated with certain excess leased facilities and asset impairments. The charges included approximately $800,000 for the assets disposed of or removed from operations, which consisted primarily of leasehold improvements, computer equipment and related software, office equipment, and furniture and fixtures. Also included was an expense of approximately $1.1 million for severance, benefits and related costs due to the reduction in workforce. In October 2001, we reduced our workforce by 72 people, or 26% of our employee base, and all functional areas were affected by the reductions. Additionally, the charge included an expense of $600,000 due to our decision to reduce some facilities. A portion of this charge was based on then current estimated lease rental rates for leases in the respective market. Should facilities operating lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate. The $600,000 of future cash outlays are anticipated through December 2003 unless we are able to negotiate to exit the lease at an earlier date. As of June 30, 2002 the remaining accrued balance was approximately $335,000 and there had not been any material changes to these lease related estimates.

During the first quarter of 2002, we executed a further restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce, which was paid during the second quarter of 2002. We reduced our research and development workforce by 10 employees, or 14%, our sales marketing workforce by 7 employees, or 11%, our professional services and support workforce by 4 employees, or 10%, and our general and administrative workforce by 3 employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base in March 2002.

During the third quarter of 2002, we expect to take a restructuring charge as part of our ongoing cost reduction initiative. We expect this initiative will result in the reduction of worldwide staffing levels by at least 12%. We are working on finalizing other components of this plan including possible reductions in facilities and associated overhead. We expect the restructuring charge for the third quarter to include severance, and it may include a charge for reduction of excess facilities and overhead.

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

Vendor-specific objective evidence (VSOE) is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In multiple element arrangements in which VSOE exists only for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Prior to the fourth quarter of 2001, for our eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, we released new versions of these software products, which do not require significant installation efforts. Accordingly, revenue from software license arrangements are now generally recognized upon the delivery of the software, regardless of whether installation services are sold, provided all other revenue recognition requirements of Statement of Position No. 97-2 have been met. This change did not have a material impact on our operating results.

If a customer requires an acceptance period, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenue from license arrangements with payment terms extending beyond one year is recognized as payments become due, provided all other conditions for revenue recognition are met.

Services revenue consists of maintenance and support fees and consulting, training and hosting fees. Maintenance and ongoing hosting fees are recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the use of our software products. Revenue from consulting and training services is recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the software, provided services do not include significant customization or modification of the base product, and the licenses are not subject to acceptance criteria.

From time to time we enter into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. Sublicense fees are generally recognized upon delivery of software if pervasive evidence of an arrangement between the distributor and their customer exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for the undelivered elements. Our agreements with our customers and resellers do not contain product return rights.

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

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

The following table sets forth certain financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
License:
Third party	26.1%	32.7%	32.5%	41.0%
Related party—Primus KK	—	3.8	2.2	9.3

	26.1	36.5	34.7	50.3
Service:
Third party	70.4	59.2	61.7	46.3
Related party—Primus KK	3.5	4.3	3.6	3.4

	73.9	63.5	65.3	49.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.0	1.0	1.1	1.2
Service	27.1	33.9	23.8	27.7

Total cost of revenue	28.1	34.9	24.9	28.9

Gross profit	71.9	65.1	75.1	71.1

Operating expenses:
Sales and marketing	69.0	76.2	58.4	67.7
Research and development	49.5	51.0	43.7	38.0
General and administrative	30.2	25.4	25.7	21.4
Goodwill	—	1.2	—	0.5
Restructuring charges	—	—	4.2	—

Total operating expenses	148.7	153.8	132.0	127.6

Loss from operations	(76.8)	(88.7)	(56.9)	(56.5)
Other income, net	2.2	5.9	2.0	5.5

Loss before income taxes and cumulative effect of change in accounting principle	(74.6)	(82.8)	(54.9)	(51.0)
Income tax expense	—	(0.6)	(0.7)	(1.5)

Loss before cumulative effect of change in accounting principle	(74.6)	(83.4)	(55.6)	(52.5)
Cumulative effect of change in accounting principle	—	—	(22.2)	—

Net loss	(74.6)%	(83.4)%	(77.8)%	(52.5)%

Revenue

        Total revenue was $4.2 million and $6.5 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $2.3 million, or 35%. During the three months ended June 30, 2002 revenue from sales to one customer represented approximately 20% of total revenue. International revenue decreased $470,000 over the three-month period and $1.4 million over the six-month period. Our international sales constituted 15% and 17% of our second quarter 2002 and 2001 total revenue, respectively, and 19% and 20% of our revenue for the six months ended June 30, 2002 and 2001, respectively. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. During the three months ended June 30, 2001, no single customer accounted for 10% or more of total revenue. Total revenue was $10.3 million and $16.6 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $6.3 million, or 38%. During the six months ended June 30, 2002 and 2001, other than related party sales to Primus KK of $2,103,000 for the six months ended June 30, 2001, no single customer accounted for 10% or more of total revenue.

License Revenue.    Total license revenue was $1.1 million and $2.4 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $1.3 million, or 53%. Total license revenue was $3.6 million and $8.3 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $4.7 million, or 57%. We experienced a decrease in the sales of our software in the second quarter of 2002, when compared to the same quarter of 2001, and we believe the weakening of the worldwide economy and the continued global slow down in information technology spending in the last twelve months contributed to this decline. During the second quarter of 2002, the buying patterns of our potential customers were different than in the same quarter of the prior year, and resulted in a longer sales cycle, making it difficult to predict when license sales would close. License revenue as a percentage of total revenue was 26 % and 36% for the three months ended June 30, 2002 and 2001, respectively and 35% and 50% for the six months ended June 30, 2002 and 2001, respectively. This decrease in software license revenue as a percentage of total revenue for the three and six-month periods ended June 30, 2002 is primarily due to the decrease in the sale of software licenses. We believe that the depth and duration of the current economic slowdown will continue to have a material impact on our operating results.

Service Revenue.    Total service revenue was $3.1 million and $4.1 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $1.0 million, or 24%, and was the result of a decrease in maintenance and support contract revenue of $770,000 and a decrease in consulting fees of $270,000 over the same period. Service revenue as a percentage of total revenue was 74% and 64% for the three months ended June 30, 2002 and 2001, respectively. Total services revenue was $6.7 million and $8.3 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $1.6 million, or 19%, and was the result of a decrease in maintenance and support contract revenue of $1.0 million and a decrease in consulting fees of approximately $580,000 million over the same period. Services revenue as a percentage of total revenue was 65% and 50% for the six months ended June 30, 2002 and 2001, respectively. The substantial decrease in license revenue resulted in the significant change in the percentage of revenue generated from licenses and services. The decreases in maintenance and support contract revenue and consulting fees are by-products of continued pricing pressures, the termination of certain low margin support and maintenance contracts and the declines in both license revenue and information technology spending experienced during the last twelve months. We expect the amount of and proportion of services revenue to total revenue to fluctuate in the future, depending primarily on the dollar amount of software license sales and our customers’ use of third-party consulting and implementation services providers.

Cost of Revenue

Total cost of revenue was $1.2 million and $2.3 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $1.1 million, or 48%. Total cost of revenue was $2.6 million and $4.8 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $2.2 million, or 47%.

Cost of License Revenue.    Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of license revenue was $44,000 and $68,000 for the three months ended June 30, 2002 and 2001, respectively. This decrease in the cost of license revenue is primarily due to the decrease in license revenue for the three months ended June 30, 2001 compared to the three months ended June 30, 2002. Cost of license revenue as a percentage of license revenue for the three months ended June 30, 2002 and 2001 was 4% and 3%, respectively. Cost of license revenue was $117,000 and $202,000 for the six months ended June 30, 2002 and 2001, respectively. This decrease in the cost of license revenue is primarily due to the decrease in license revenue for the six months ended June 30, 2001 compared to the six months ended June 30, 2002. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology integrated with our solutions.

Cost of Service Revenue.    Cost of services revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of services provided by third-party consultants engaged by Primus. Cost of service revenue was $1.1 million and $2.2 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of approximately $1.1 million, or 48%. Cost of service revenue as a percentage of service revenue was 37% and 53%, or a gross margin of 63% and 47%, for the three months ended June 30, 2002 and 2001, respectively. Cost of service revenue was $2.4 million and $4.6 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of approximately $2.2 million, or 47%. Cost of service revenue as a percentage of service revenue was 36% and 56%, or a gross margin of 64% and 44%, for the six months ended June 30, 2002 and 2001, respectively. The decrease in cost of service revenue as a percentage of service revenue was primarily due to higher utilization rates for our professional services staff, continued cost containment efforts and the cost savings realized from workforce reductions since the second quarter of 2001 within the professional services and customer support organizations. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation and consulting services, as well as staffing levels, utilization rates, overhead costs and customer needs. Gross profit margins are generally higher for post contract customer support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and consulting services. We anticipate that cost of service revenue will continue to decrease in 2002 as compared to 2001, primarily as a result of our second half of 2001 and first quarter of 2002 workforce reductions and our continued cost containment efforts.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses were approximately $2.9 million and $5.0 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of approximately $2.1 million or 41%. Sales and marketing expenses were approximately $6.0 million and $11.2 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of approximately $5.2 million or 47%. This decrease is primarily due to the reduction in the variable component of total compensation related costs (i.e. bonuses, commissions and related payroll taxes) which are related to the decrease in revenue for the periods presented; as well as reductions in sales and marketing headcount since the second quarter of 2001, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. Sales and marketing expenses as a percentage of total revenue was 69% and 76% for the three months ended June 30, 2002 and 2001, respectively, and 58% and 68% for the six months ended June 30, 2002 and 2001, respectively. This decrease as a percentage of total revenue is primarily due to the significant decrease in total sales and marketing expenses from 2001 to 2002, partially offset by the decline in revenue over the same period. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future. We anticipate that sales and marketing expenses, as an absolute dollar amount will decrease in 2002 as compared to 2001, primarily as a result of our second half of 2001 and first quarter of 2002 workforce reductions and our continued cost containment efforts. In subsequent periods we expect that sales and marketing expense, as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenue, staffing levels, overhead costs and our assessment of market opportunities and sales channels.

Research and Development.    Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits, and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists and quality assurance personnel. Research and development expenses were approximately $2.1 million and $3.3 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of approximately $1.2 million or 37%. Research and development expenses were approximately $4.5 million and $6.3 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of approximately $1.8 million or 29%. The decrease was primarily due to the discontinuance of funding for 2order during the third quarter of 2001, reductions in research and development headcount since the second quarter of 2001 and our continued cost containment efforts, partially offset by increases in research and development headcount related to our May 31, 2001 acquisition of AnswerLogic. Research and development expenses as a percentage of total revenue was 50% and 51% for the three months ended June 30, 2002 and 2001, respectively, and 44% and 38% for the six months ended June 30, 2002 and 2001, respectively. This increase as a percentage of total revenue is primarily due to the significant decrease in total revenue for the three months ended June 30, 2001 compared to the three months ended June 30, 2002. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future. We anticipate that research and development costs, as an absolute dollar amount will decrease in 2002 as compared to 2001, primarily as a result of our second half of 2001 and first quarter of 2002 workforce reductions and our continued cost containment efforts. In subsequent periods, we expect that research and development expense, as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demand.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs and professional-services fees. General and administrative expenses were approximately $1.3 million and $1.7 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of approximately $375,000 or 23%. General and administrative expenses were approximately $2.6 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of approximately $910,000 or 26%. This decrease is primarily due to the current year reductions in the variable component of total compensation related costs, reductions in general and administrative headcount since the second quarter of 2001 and second quarter of 2002 reductions in third party consulting fees, travel costs, recruiting expenses and professional service fees; partially offset by increases in legal expenses during the second quarter of 2002. The decrease in absolute dollars incurred for general and administrative expenses for the three and six-month periods ended June 30, 2002 reflects the continued impact of the overall cost containment measures taken by us during the last twelve months. General and administrative expenses as a percentage of total revenue were 30% and 25% for the three months ended June 30, 2002 and 2001, respectively, and 26% and 21% for the six months ended June 30, 2002 and 2001, respectively. The increase of general and administrative expense as a percentage of total revenue is primarily attributable to the significant decrease in total revenue over the same period. We believe that our general and administrative expenses will fluctuate in absolute dollars in future periods, depending primarily on the volume of future revenue, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

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

During the third quarter of 2002, we expect to take a restructuring charge as part of our ongoing cost reduction initiative. We expect this initiative will result in the reduction of worldwide staffing levels by at least 12%. We are working on finalizing other components of this plan including possible reductions in facilities and associated overhead. We expect the restructuring charge for the third quarter to include severance, and it may include a charge for reduction of excess facilities and overhead.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income, Net.    Other income, net of other expense, was $93,000 and $388,000 for the three months ended June 30, 2002 and 2001, respectively and $203,000 and $915,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease from period to period is primarily due to decreases in the average combined cash, cash equivalents and short-term investment balances as well as declining investment yields. We expect to continue to yield investment income on our cash and cash equivalents and short-term investments at an average rate that is less than that experienced in 2001.

Income Taxes.    We have not recorded income tax benefits related to the net operating losses for the six months ended June 30, 2002 or 2001 as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded in both the second quarter of 2002 and 2001 and the six months ended June 30, 2002 and 2001 primarily relates to our foreign operations.

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

As of June 30, 2002, we had cash, cash equivalents and short-term investments of $15.0 million, representing a decrease of $3.5 million from our December 31, 2001 balance of $18.5 million. As of June 30, 2002, our working capital was $9.6 million compared to $14.3 million at December 31, 2001.

Our operating activities resulted in net cash outflows of $3.3 million and $8.7 million for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, adjustments to the $8.0 million net loss to reconcile to cash used in operating activities includes uses of cash of approximately $1.2 million for the decrease in accounts payable and accrued liabilities and other assets. This is offset by cash provided by operations of approximately $2.5 million for the decreases in accounts receivable, prepaid expenses and other current assets and the increases in compensation related accruals and deferred revenue, combined with $1.1 million in depreciation and the cumulative effect of change in accounting principle of $2.3 million.

Investing activities provided cash of $1.9 million during the six months ended June 30, 2002, through the proceeds from the maturity of a short-term investment offset by the purchase of property and equipment.

Financing activities provided cash of $66,000 during the six-month period ended June 30, 2002 from the issuance of common stock.

Our principal source of liquidity at June 30, 2002 was our cash, cash equivalents and short-term investments of $15 million. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5.75% as of June 30, 2002) and expires in December 2002. As of June 30, 2002, we were in compliance with our financial covenants in connection with the line of credit and there were no borrowings outstanding.

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

We continue to focus on maximizing the performance of our core business and controlling costs to respond to the economic environment. During the six months ended June 30, 2002, we reduced worldwide staffing levels by approximately 12%, across the entire business. During the third quarter of 2002, we expect to take a restructuring charge as part of our present cost reduction initiative. We expect this initiative to result in the reduction of worldwide staffing levels by at least 12%. We are working on finalizing other components of this plan including possible reductions in facilities and associated overhead. We expect the restructuring charge for the third quarter to include severance, and it may include a charge for reduction of excess facilities and overhead.

During the fourth quarter of 2001, we had accrued approximately $600,000 due to our decision to reduce excess facilities. A portion of this was based on the estimated period to sublease certain excess facilities and then current estimated lease rental rates for leases in the respective market. Should lease rental rates continue to decrease in this market or should it take longer than expected to find a suitable tenant to sublease this facility, the actual loss could exceed this estimate. The $600,000 of future cash outlays as of December 31, 2001 were anticipated to occur through December 2003 unless we are able to negotiate to exit the lease at an earlier date. At June 30, 2002 the remaining accrued balance was approximately $335,000 and there had not been any material changes to these lease related estimates.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce. We will adopt the provisions of SFAS 146 no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenue while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense reductions without adversely affecting our business and results of operations. We expect to continue to experience losses and negative cash flows in the near term, even if sales of our products and services grow.

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

Since we began operations our revenue has not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of June 30, 2002, our accumulated deficit was approximately $97 million. Our history of losses has caused some of our potential customers to question our viability and hampered our ability to sell some of our products. Our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. Although our revenue grew significantly in 2000, we have experienced a significant decline in sales since then. Although we have restructured our operations to reduce operating expenses, we will need to increase our revenue and/or further reduce our operating expenses to achieve profitability and positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all.

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

Fluctuations in our operating results, particularly compared to the expectations of investors or market analysts, could cause severe volatility in the price of our common stock. Our revenue and operating results have fluctuated substantially from quarter to quarter and are likely to continue to do so in the future. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because our products and services are relatively new and our prospects are uncertain. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. We will continue to base our decisions regarding operating expenses on anticipated revenue trends. Therefore, to the extent our actual revenue falls short of our expectations, our operating results will suffer and our stock price will likely decline. If quarterly revenue or operating results fall below the expectations of investors or market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the subheadings of this “Risks Associated with Primus’ Business and Future Operating Results” section as well as:

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

Due to the slowdown in the national and global economy and the uncertainties resulting from acts of terrorism during 2001, we believe that many existing and potential customers are reducing or reassessing their planned technology and Internet-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenue, and further delays or reductions in business spending for information technology could have a material adverse effect on our revenue, operating results and stock price.

Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue forecasts.

Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our budget is based, in part, on our expectations regarding future revenue levels. As a result, if total revenue for a particular quarter is below expectations, we could not proportionately reduce operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

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

•	Failure to maintain an audit committee which comports to the independence and other standards of the Nasdaq and the U.S. Securities and Exchange Commission (SEC);

•	Failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements; and

•	Failure to meet certain minimum market cap requirements; and

•	Failure to maintain at least 400 shareholders, each holding at least 100 shares of our common stock.

As of August 2, 2002 our common stock has traded under a minimum $1.00 for the previous 30 trading days. As a result our common stock is out of compliance with the minimum bid price listing requirements for NASDAQ National Market. In order to regain compliance with this NASDAQ National Market listing requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days at anytime before October 31, 2002. If market trading does not result in the increase of the trading price of our common stock, we may comply with this listing requirement by implementing a company board approved reverse stock split and/or we may elect to transfer our securities from the NASDAQ National Market to the NASDAQ SmallCap Market. Our failure to maintain a sufficient number of independent directors on the board of directors to satisfy Nasdaq’s audit committee requirements could also lead to Nasdaq initiating delisting procedures.

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

In the future, we may incur impairment charges related to goodwill arising out of future acquisitions, if any. Current and future accounting charges like these could delay our achievement of net income.

Our quarterly operating results may depend on a small number of large orders.

We may derive a significant portion of our product license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also often offer volume-based pricing, which may affect operating margins.

Factors outside our control may cause the timing of our license revenue to vary from quarter-to-quarter, possibly adversely affecting our operating results.

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

The principal competitive factors in our industry include:

vendor and product reputation	product ease-of-use
the availability of products on the Internet and	the quality of customer support services, documentation and
multiple operating platforms	training
measurable economic return on investment	the quality, speed and effectiveness of application
ability to use customers as references	development services
product quality, performance and price	the effectiveness of sales and marketing efforts
breadth of product functionality and features	product integration with other enterprise applications
product scalability	breadth of product application suite

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

Product license revenue and related service revenue from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenue for the six months ended June 30, 2002 and 2001, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2002. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, including products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

We may not be able to forecast revenue accurately because our products have a long and variable sales cycle.

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

In addition, as we introduce new versions of our products or new products, our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are telecom or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenue will decline and this will likely materially impact adversely our revenue, operating results and stock price.

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

To date, we have licensed our products primarily through our direct sales force. Our future revenue growth will depend in large part on our ability to recruit, train, manage and retain additional sales and marketing personnel and to expand our indirect distribution channels. We may experience difficulty in recruiting qualified sales and marketing personnel or in establishing third-party relationships. We may not be able to successfully expand our direct sales force or other distribution channels and any such expansion may not result in increased revenue. Our business, financial condition, operating results and stock price may be materially adversely affected if we fail to effectively expand our sales and marketing resources.

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

Our ability to increase revenue in the future depends considerably upon our success in recruiting, training, managing and retaining additional direct sales personnel and the success of the direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales backgrounds. There is a shortage of sales personnel with the qualifications and experience, and competition for qualified personnel is intense in our industry. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

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

For the three and six month periods ended June 30, 2002, revenue from customers outside of North America represented approximately $620,000 and $1.9 million, or 15% and 17%, respectively. We currently customize certain of our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

Our international operations also face foreign-currency-related risks. To date, substantially all of our revenue has been denominated in U.S. dollars, but we believe that in the future, an increasing portion of our revenue may be denominated in foreign currencies, including the Euro, British Pound and Yen. Fluctuations in the value of foreign currencies may cause further volatility in our operating results, reduce the accuracy of our financial forecasts and could have a material adverse effect on our business, operating results and financial condition.

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

During the period ended June 30, 2002, decreases in interest rates on the fair market value of our cash, cash equivalents and marketable securities had an insignificant impact on our net loss. Fixed rate short-term investments at June 30, 2002 of approximately $3.0 million had a weighted average interest rate of approximately 4.3% and are due through 2003. We believe that the impact on the fair market value of our securities and our earnings for 2002 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

Foreign Currency Exchange Risk.    We develop products in the United States and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are predominantly priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have two foreign subsidiaries—Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France—whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations during the three months and six months ended June 30, 2002 and 2001. If, during 2002, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2002 would likely not be significantly affected.

PART II    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its current and former officers against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, while we do not believe it is probable that the outcome of this litigation matter will be unfavorable to the Company, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleged that aspects of our technology infringe one or more patents alleged to be held by the plaintiff. Effective April 15, 2002, we entered into a settlement and release agreement under which Primus was released from all claims and potential damages for past infringement and was granted a five-year license under the patents for Primus products and services. After January 1, 2007, depending on the products Primus is then selling and the status of the Mindfabric patents, Primus may need to either obtain a commercially reasonable license under the patents for the remainder of their patent life or potentially defend an action for post January 1, 2007 alleged infringement. Under the terms of the settlement, Primus made cash payments to Mindfabric on July 1, 2002 and will deliver 75,000 shares of registered Primus common stock, subject to certain resale and volume limitations. In connection with this settlement, the Company recorded a charge of $275,000 to general and administrative expenses during the three months ended March 31, 2002, net of the value of 112,500 Primus shares withheld under the AnswerLogic acquisition escrow.

ITEM 2.     CHANGE IN SECURITIES

(c)  Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-Q, we had no issuance or sales of unregistered securities.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 13, 2002