Form 10-Q
period 2002-09-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2002-11-07
CIK 1067797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

COMMISSION FILE NUMBER: 000-26273

PRIMUS KNOWLEDGE SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

WASHINGTON	91-1350484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

As of November 6, 2002 there were 18,999,404 shares of the Registrant’s Common Stock outstanding.

Primus Knowledge Solutions, Inc.

Form 10-Q

September 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRIMUS KNOWLEDGE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$13,057	$18,499
Accounts receivable, net of allowance for doubtful accounts of $485 and $1,524 at September 30, 2002 and December 31, 2001, respectively	4,822	5,932
Prepaid expenses and other current assets	748	1,120

Total current assets	18,627	25,551

Property and equipment, net of accumulated depreciation and amortization of $5,631 and $4,020 at September 30, 2002 and December 31, 2001, respectively	2,750	4,473
Goodwill, net of amortization of $550 at December 31, 2001	—	2,281
Note receivable from related party	750	750
Other assets	250	239

Total assets	$22,377	$33,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$933	$1,683
Accrued and other liabilities	2,221	1,756
Compensation-related accruals	1,294	1,392
Deferred revenue, including related party amounts of $361 and $353 at September 30, 2002 and December 31, 2001, respectively	5,441	6,432

Total current liabilities	9,889	11,263

Shareholders’ equity:
Common stock, $.025 par value, 50,000,000 shares authorized, issued and outstanding 18,999,404 and 18,945,513 shares at September 30, 2002 and December 31, 2001, respectively	475	474
Additional paid-in-capital	110,168	110,178
Accumulated other comprehensive income	46	17
Accumulated deficit	(98,201)	(88,638)

Total shareholders’ equity	12,488	22,031

Total liabilities and shareholders’ equity	$22,377	$33,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
License:
Third party	$2,545	$730	$5,889	$7,536
Related party—Primus KK	400	280	621	1,817

	2,945	1,010	6,510	9,353
Service:
Third party	3,019	3,524	9,349	11,210
Related party—Primus KK	148	196	520	762

	3,167	3,720	9,869	11,972

Total revenue	6,112	4,730	16,379	21,325

Cost of revenue:
License	147	53	264	255
Service	1,144	1,591	3,587	6,183

Total cost of revenue	1,291	1,644	3,851	6,438

Gross profit	4,821	3,086	12,528	14,887
Operating expenses:
Sales and marketing	2,898	4,863	8,890	16,102
Research and development	1,790	3,742	6,274	10,040
General and administrative	843	1,840	3,478	5,387
Amortization of goodwill	—	235	—	314
Restructuring charges	827	—	1,262	—

Total operating expenses	6,358	10,680	19,904	31,843

Loss from operations	(1,537)	(7,594)	(7,376)	(16,956)
Other income (expense), net	(15)	135	188	1,050

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(1,552)	(7,459)	(7,188)	(15,906)
Income tax expense	(24)	(75)	(94)	(344)

Loss before extraordinary item and cumulative effect of change in accounting principle	(1,576)	(7,534)	(7,282)	(16,250)
Extraordinary gain on disposal of assets	—	566	—	566

Loss before cumulative effect of change in accounting principle	(1,576)	(6,968)	(7,282)	(15,684)
Cumulative effect of change in accounting principle	—	—	(2,281)	—

Net loss	$(1,576)	$(6,968)	$(9,563)	$(15,684)

Basic and diluted loss per common share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.08)	$(0.40)	$(0.38)	$(0.88)
Extraordinary gain on disposal of assets	—	0.03	—	0.03
Cumulative effect of change in accounting principle	—	—	(0.12)	—

Net loss	$(0.08)	$(0.37)	$(0.50)	$(0.85)

Weighted average shares used in computing basic and diluted loss per common share	19,036,904	18,893,353	18,947,586	18,439,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
Balance at December 31, 2001	18,945,513	$474	$110,178	$17	$(88,638)	$22,031
Exercise of stock options	144	—	—	—	—	—
Comprehensive loss:
Foreign currency translation loss	—	—	—	(21)	—	—
Unrealized loss on securities available for sale	—	—	—	(58)	—	—
Net loss	—	—	—	—	(4,822)	—

Total comprehensive loss	—	—	—	(79)	(4,822)	(4,901)

Balance at March 31, 2002	18,945,657	$474	$110,178	$(62)	$(93,460)	$17,130
Exercise of stock options	3,427	—	3	—	—	3
Stock issued for employee stock purchase plan	87,820	2	61	—	—	63
Comprehensive income:
Foreign currency translation gain	—	—	—	71	—	—
Unrealized loss on securities available for sale	—	—	—	(21)	—	—
Net loss	—	—	—		(3,165)	—

Total comprehensive loss	—	—	—	50	(3,165)	(3,115)

Balance at June 30, 2002	19,036,904	$476	$110,242	$(12)	$(96,625)	$14,081
Cancellation of escrowed AnswerLogic shares	(37,500)	(1)	(74)	—	—	(75)
Comprehensive loss:
Foreign currency translation gain	—	—	—	29	—	—
Unrealized gain on securities available for sale	—	—	—	29	—	—
Net loss	—	—	—	—	(1,576)	—

Total comprehensive loss	—	—	—	58	(1,576)	(1,518)

Balance at September 30, 2002	18,999,404	$475	$110,168	$46	$(98,201)	$12,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,563)	$(15,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary gain on disposal of assets	—	(566)
Loss on disposal of assets	274	—
Cumulative effect of change in accounting principle	2,281	—
Option and warrant expense	—	21
Depreciation and amortization	1,682	2,155
Changes in assets and liabilities:
Accounts receivable	1,094	4,604
Prepaid expenses and other current assets	542	(249)
Other assets	(5)	118
Accounts payable and accrued liabilities	(391)	(3,202)
Compensation-related accruals	(128)	(2,146)
Deferred revenue	(991)	(735)

Net cash used in operating activities	(5,205)	(15,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(11,260)
Proceeds from maturities of short-term investments	4,000	35,641
Purchases of property and equipment	(229)	(1,405)
Proceeds from sale of assets	—	685
Issuance of note receivable from related party	—	(750)
Cash paid in acquisition, net of cash assumed	—	237

Net cash provided by investing activities	3,771	23,148

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and obligations under credit facility	—	(781)
Proceeds from the exercise of stock options and purchases of common stock under the employee stock purchase plan	66	364

Net cash provided by (used in) financing activities	66	(417)

Effect of exchange rate changes on cash	35	380
Net (decrease) increase in cash and cash equivalents	(1,333)	7,427
Cash and cash equivalents at beginning of period	13,370	10,502

Cash and cash equivalents at end of period	$12,037	$17,929

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of escrowed shares issued for acquisition of AnswerLogic, Inc.	$75	$—
Value of shares issued for acquisition of AnswerLogic, Inc.	—	2,955
Assets and liabilities assumed in acquisition:
Current assets	—	144
Property and equipment	—	1,300
Goodwill	—	2,831
Accounts payable and accrued liabilities	—	490
Compensation-related accruals	—	287
Obligations under credit facility	—	781

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

Note 1.    Description of the Business and Basis of Presentation

Description of the Business and Basis of Presentation

Primus Knowledge Solutions, Inc. and subsidiaries provide application software that enables companies to improve customer service by allowing them to access, analyze and improve information. Primus® software provides an infrastructure that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Our software products can be implemented as a suite or as individual products, depending on the customer’s preference and/or business need. Our software is flexible and easily implemented. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

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

The Primus software suite consists of Primus® eServer, Primus® eSupport, Primus® Answer Engine, Primus® IView and Primus® Quick Resolve. Product license revenue and related service revenue from Primus eServer and Primus eSupport products accounted for over 90% of total revenue for the three and nine months ended September 30, 2002 and 2001.

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

On May 31, 2001, we acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic’s technology provided us with natural language programming and semantic understanding capabilities. These capabilities allow our

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

customers to provide direct answers to their customer questions from unstructured data sources — HTML, PDF and text formats — as well as structured information contained in the Primus knowledgebase. We have accounted for the AnswerLogic business combination using the purchase method of accounting and have included AnswerLogic’s operating results in our consolidated operating results beginning on June 1, 2001 (see Note 3).

During the third quarter of 2001, we discontinued funding future product development for our 2order subsidiary. On September 29, 2001, 2order sold the intellectual property associated with the then current shipping versions of the Primus® eSales product line and certain other assets to its leading reseller. As a result of this transaction, our reseller rights for the Primus eSales product line were cancelled. The gain on the disposal of substantially all of the 2order assets was recorded as an extraordinary gain in our consolidated financial statements for the quarter ended September 30, 2001, since the disposed assets were acquired in an acquisition accounted for using the pooling-of-interests method of accounting and were disposed of within two years of the business combination.

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

Reclassifications

Certain balances have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	September 30, 2002	December 31, 2001
Cash and cash equivalents	$12,037	$13,370
Short-term investments	1,020	5,129

Total cash, cash equivalents and short-term investments	$13,057	$18,499

Investment in Primus Knowledge Solutions, K.K.

In December 1995, Primus invested $50,000 for a 50% interest in Primus Knowledge Solutions, KK (Primus KK), a Japanese distributor, with Trans Cosmos, Inc., a Japanese company (TCI), a significant shareholder of the Company. Primus accounted for its investment using the equity method and wrote down its investment to zero in March 1997 as a result of recognizing the Company’s portion of the investee’s losses to date. In September 1997,

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

Primus and TCI renegotiated their agreement, reducing Primus’ ownership to 14.3%. In August 2000, the arrangement was further amended and the Company’s ownership percentage in Primus KK was increased to 19.6%. Primus KK is accounted for using the cost method, as management believes it does not have significant influence over its operations, has not guaranteed any of its obligations and does not have any commitment or intent to provide any funding.

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

Prior to the fourth quarter of 2001, for our eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, we released new versions of these software products, which do not require significant installation efforts. Accordingly, revenue from software license arrangements are now generally recognized upon the delivery of the software, regardless of whether installation services are sold, provided all other revenue recognition requirements of Statements of Position No. 97-2 and 98-9 and SAB 101 have been met. This change did not have a material impact upon adoption.

If a customer requires an acceptance period, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenue from license arrangements with payment terms extending beyond one year is recognized as payments become due, provided all other conditions for revenue recognition are met.

Service revenue consists of maintenance and support fees and consulting, training and hosting fees. Maintenance and ongoing hosting fees are recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the use of our software products. Revenue from consulting and training services is recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the software, provided services do not include significant customization or modification of the base product, and the licenses are not subject to acceptance criteria.

From time to time we enter into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. Our distribution agreement with Primus KK, a related party (see Note 6), provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers, subject to certain guaranteed minimum royalty payments. Sublicense fees are generally recognized upon delivery of software if pervasive evidence of an arrangement between the distributor and their customer exists, collection

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for the undelivered elements. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are generally recognized in the period earned. Our agreements with our customers and resellers do not contain product return rights.

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

Note 3.    Business Combination and Goodwill

On May 31, 2001, we acquired AnswerLogic. AnswerLogic’s technology provided us with natural language programming and semantic understanding capabilities that are a natural extension to our product suite. These capabilities allow our customers to provide direct answers to customer questions from unstructured data sources — HTML, PDF and text formats — as well as structured information contained in the Primus knowledgebase. At the closing of the acquisition, all of the outstanding equity securities and certain outstanding convertible

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock, 112,500 shares of which were held in escrow. During the quarter ended September 30, 2002, 75,000 of the 112,500 shares held in escrow were delivered to Mindfabric, Inc. as part of a settlement and release agreement (see Note 10) and the remaining 37,500 shares were cancelled.

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

Nine Months Ended September 30, 2001
Total revenue	$21,368
Net loss	(20,027)
Pro forma net loss per share—Basic and diluted	(1.06)

This pro forma presentation includes the amortization of goodwill of $708,000, which was required under generally accepted accounting principles prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” discussed below.

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

Net loss and loss per share for the quarter and nine months ended September 30, 2001, and for the year ended December 31, 2001, adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

	Quarter Ended September 30, 2001	Nine Months Ended September 30, 2001	Year Ended December 31, 2001
Net loss:
Reported loss before extraordinary item	$(7,534)	$(16,250)	$(21,821)
Goodwill amortization	235	314	550

Adjusted loss before extraordinary item	(7,299)	(15,936)	(21,271)

Extraordinary item	566	566	566

Adjusted net loss	$(6,733)	$(15,370)	$(20,605)

Basic and diluted loss before extraordinary item per share:
Reported basic and diluted loss per share	$(0.40)	$(0.88)	$(1.18)
Goodwill amortization	0.01	0.02	0.03

Adjusted basic and diluted loss before extraordinary item per share	(0.39)	(0.86)	(1.15)

Extraordinary item	0.03	0.03	0.03

Adjusted net loss	$(0.36)	$(0.83)	$(1.12)

There was no goodwill amortization in 2000 or 1999.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

Note 4.    Loss Per Common Share

In accordance with FASB SFAS No. 128, “Earnings Per Share,” we report both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. As we had a net loss available to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to acquire common shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002 and 2001, as the effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase 7,330,136 and 6,191,959 common shares at September 30, 2002 and 2001, respectively.

Note 5.    Comprehensive Loss

Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains (losses) from securities available-for-sale and is presented in the accompanying statement of stockholders’ equity and comprehensive (loss) income. SFAS No. 130, “Reporting Comprehensive Income,” requires only additional disclosures in the financial statements; it does not affect our financial position or operations. The following table reconciles net loss as reported to total comprehensive loss for the three and nine months ended September 30, 2002 and 2001(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(1,576)	$(6,968)	$(9,563)	$(15,684)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	29	35	79	(6)
Unrealized gain (loss) on securities available-for-sale	29	52	(50)	71

Total comprehensive loss	$(1,518)	$(6,881)	$(9,534)	$(15,619)

There was no significant tax effect on the components of other comprehensive (loss) income for the three and nine-month periods ended September 30, 2002 and 2001.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

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

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of ours, became a reseller of certain of our products and a provider of support services in Japan. In July 2002, we amended our distribution agreement with Primus KK, and they will assume a more significant role in product localization and support for the Japanese market. We also agreed to a new royalty fee structure with guaranteed minimum payments from Primus KK of $1,000,000 per year, to be measured quarterly and bi-annually per the terms of the agreement. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over to future periods. For the quarter ended September 30, 2002, we recognized revenue from sublicense fees and guaranteed minimum payments of $400,000. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are generally recognized in the period earned. Our agreement with Primus KK does not contain product return rights.

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

The majority of our revenue is derived from customers in the United States of America. Our international sales are principally in Europe and Japan. The following geographic information is presented for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
United States	$4,639	$3,755	$12,980	$16,997
Japan	548	476	1,141	2,579
Other	925	499	2,258	1,749

Total Revenue	$6,112	$4,730	$16,379	$21,325

Revenue from Japan was principally derived from sales through, and/or guaranteed minimum royalty payments from, our Japanese joint venture, Primus KK, in which we hold a 19.6% minority interest. We recognize software license revenue for sales to this distributor in accordance with our revenue recognition policy as described in Notes 2 and 6.

During the three months ended September 30, 2002, revenue from an enterprise sale to one customer represented approximately 25% of total revenue. During the three months ended September 30, 2001, no single customer accounted for 10% or more of total revenue. During the nine months ended September 30, 2002 and 2001, other than related party revenue from Primus KK of $2,579,000 for the nine months ended September 30, 2001, no single customer accounted for 10% or more of total revenue.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

Note 8.    Restructuring Charges

During the fourth quarter of 2001, and again during the first and third quarters of 2002, we executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2001, we recorded $2,530,000 in restructuring and other related charges. Restructuring charges for the three and nine months ended September 30, 2002 totaled $827,000 and $1,262,000, respectively.

Restructuring Rollforward

The components of the first quarter 2002 charges and a rollforward of the related liability follow (in 000’s):

	Balance at December 31, 2001	Charge for the three months ended March 31, 2002	Net Cash Payments	Balance at March 31, 2002
Excess facilities	$600	$—	$(215)	$385
Employee separation costs	—	425	(400)	25
Other	10	10	(20)	—

Total	$610	$435	$(635)	$410

The components of the second quarter 2002 charges and a rollforward of the related liability follow (in 000’s):

	Balance at March 31, 2002	Charge for the three months ended June 30, 2002	Net Cash Payments	Balance at June 30, 2002
Excess facilities	$385	$—	$(50)	$335
Employee separation costs	25	—	(25)	—
Other	—	—	—	—

Total	$410	$—	$(75)	$335

The components of the third quarter 2002 charges and a rollforward of the related liability follow (in 000’s):

	Balance at June 30, 2002	Charge for the three months ended September 30, 2002	Net Cash Payments & Impairments	Balance at September 30, 2002
Excess facilities and asset impairments	$335	$671	$(307)	$699
Employee separation costs	—	156	(103)	53
Other	—	—	—	—

Total	$335	$827	$(410)	$752

The excess facilities and asset impairment charges recorded in 2001 and the first nine months of 2002 are the result of our decision to exit certain domestic and international facilities. Excess facilities and asset impairment charges for the three months ended September 30, 2002 were estimated at $671,000 based on our evaluation of current market conditions relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges are primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may exceed this estimate. Future cash outlays are anticipated through December 2003 unless the Company is able to negotiate to exit the lease at an earlier date.

Employee separation costs, which include severance, benefits and associated costs of $156,000, relates to approximately ten employees terminated during the third quarter of 2002. Of this amount, $103,000 was paid during the quarter, and the remaining $53,000 was paid in October of 2002. The ten employees were primarily in marketing and research and development departments.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2002
(Unaudited)

Note 9.    Liquidity

Our operations have historically been financed through issuances of common and preferred stock. For the nine-month period ended September 30, 2002, the Company incurred a net loss of approximately $9.6 million and used cash in operating activities of approximately $5.2 million. At September 30, 2002, the Company has working capital of approximately $8.7 million. We believe we have sufficient resources to continue as a going concern through at least September 30, 2003. To reduce the cash used in operations, we put in place cost containment efforts during the third quarter of 2001 and restructured our operations during the fourth quarter of 2001 and the first and third quarters of 2002, reducing our headcount by approximately 106 employees and eliminating excess facilities. Our plan to address our liquidity issues is to generate sufficient revenue from customer contracts or further reduce costs to provide positive cash flows from operations. There can be no assurance that we will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If we are not able to generate positive cash flows from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by us or on favorable terms.

Note 10.    Legal Proceedings

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its current and former officers against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, while we do not believe it is probable that the outcome of this litigation matter will be unfavorable to the Company, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operations or our stock price. In October of 2002, the officer and former officer of the Company who were named as defendants in the action were dismissed without prejudice.

In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleged that aspects of our technology infringe one or more patents alleged to be held by the plaintiff. Effective April 15, 2002, we entered into a settlement and release agreement under which Primus was released from all claims and potential damages for past infringement and was granted a five-year license under the patents for Primus products and services. After January 1, 2007, depending on the products Primus is then selling and the status of the Mindfabric patents, Primus may need to either obtain a commercially reasonable license under the patents for the remainder of their patent life or potentially defend an action for post January 1, 2007 alleged infringement. However, any customer who licenses our product prior to January 1, 2007 will have a perpetual license under the patents. Under the terms of the settlement, Primus made cash payments to Mindfabric on July 1, 2002 and delivered 75,000 shares of registered Primus common stock, subject to certain resale and volume limitations. In connection with this settlement, the Company recorded an approximate charge of $275,000 to general and administrative expenses during the three months ended March 31, 2002, net of the value of 112,500 Primus shares withheld under the AnswerLogic acquisition escrow. Of these 112,500 shares, 75,000 were delivered to Mindfabric and 37,500 shares were cancelled during the quarter ended September 30, 2002.

Note 11.    Subsequent Events

As of August 2, 2002 our common stock had traded under a minimum $1.00 for the previous 30 trading days. As a result our common stock is out of compliance with the minimum bid price listing requirements for Nasdaq National Market. On October 29, 2002, we announced that the Nasdaq Stock Market, Inc. approved our application to transfer the listing of our shares of common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock commenced trading on the Nasdaq SmallCap Market on November 1, 2002. The Company’s trading symbol continued to be “PKSI”. As a result of our transfer to the Nasdaq SmallCap Market, our delisting determination was extended for an additional 90 days until January 29, 2003. To maintain this listing, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days. We may also be eligible for an additional grace period to July 28, 2003, if we meet the initial listing criteria for the Nasdaq SmallCap Market. As of September 30, 2002, our stockholders’ equity of approximately $12.5 million exceeded the $5 million Nasdaq SmallCap Market initial listing requirement. In addition, if market trading does not result in the increase of the trading price of our common stock, we may comply with this listing requirement by implementing a company board approved reverse stock split.

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

We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international revenue constituted 24% and 21% of our revenue for the quarters ended September 30, 2002 and 2001, respectively. We believe that international revenue, as a percentage of our total revenue, will fluctuate in the future. We have not guaranteed any obligations of the joint venture nor do we have any commitment or intent to provide any funding.

The Primus software suite consists of Primus eServer, Primus eSupport, Primus Answer Engine, Primus IView and Primus Quick Resolve. Product license revenue and related service revenue from Primus eServer and Primus eSupport products accounted for over 90% of total revenue for the three and nine months ended September 30, 2002, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2002. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially and adversely affect our business, financial condition, operating results and stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, including products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred quarterly net losses since inception, and as of September 30, 2002, had an accumulated deficit of approximately $98 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development, sales and marketing, finance, administration and professional services.

History of Operations

Primus, formerly named Symbologic Corporation, was incorporated in October 1986 and initially focused on a software development tool for creation of systems to gather organizational expertise. In 1993, we licensed that product line to another company and founded the Customer Support Consortium, a consortium of leading software and hardware companies focused on advancing customer-support strategies, models and standards. From 1993 to 1995, we directed our attention to customer-support products and began developing our SolutionSeries products. In 1995, we changed our name to Primus Communication Corporation and in 1998 to Primus Knowledge Solutions, Inc. and released SolutionBuilder®, our first SolutionSeries product. We launched our first Web-based products, SolutionPublisher® and SolutionExplorer®, in 1996 and 1997, respectively. In 1997, we also divested our interest in the Customer Support Consortium in conjunction with its transition to an independent nonprofit entity. Also in 1997, Primus KK became a reseller of the Company’s products and a provider of support services in Japan.

We completed our initial public offering on June 30, 1999, offering 4,772,500 shares of Primus common stock, at an aggregate offering price of approximately $50.8 million. Net proceeds after accounting for $3.6 million in underwriting discounts and commissions and approximately $1.0 million in other expenses were $46.2 million.

Acquisitions and Restructuring

On May 31, 2001, we acquired AnswerLogic. AnswerLogic’s technology provided us with natural language capabilities that were a logical extension to our product suite. These capabilities allow our customers to provide direct answers to customer questions from unstructured data sources — HTML, PDF and text formats — as well as structured information contained in the Primus knowledgebase. We have accounted for the AnswerLogic business combination using the purchase method and have included AnswerLogic’s operating results in its consolidated operating results since June 1, 2001.

During the third quarter of 2001, we discontinued funding product development for 2order, a wholly owned subsidiary. On September 29, 2001, 2order sold substantially all of its assets to its leading reseller. As a result of this transaction, our reseller rights for the eSales product line were cancelled. The gain on the disposal of substantially all of the 2order assets was recorded as an extraordinary gain in our condensed consolidated financial statements for the quarter ended September 30, 2001, since the disposed assets were acquired in an acquisition accounted for using the pooling-of-interests method of accounting and were disposed of within two years of the business combination.

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

During the first quarter of 2002, we executed a further restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce, which was paid during the second quarter of 2002. We reduced our research and development workforce by ten employees, or 14%, our sales and marketing workforce by seven employees, or 11%, our professional services and support workforce by four employees, or 10%, and our general and administrative workforce by three employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base in March 2002.

During the third quarter of 2002, we developed and executed a further restructuring plan and as a result incurred charges of approximately $827,000 related to our decision to exit certain domestic and international facilities and reduce our workforce. Excess facilities charges and related asset impairments for the three months ended September 30, 2002 were estimated at $671,000 based on our evaluation of current market conditions relative to our existing excess facilities accrual. The estimated facility costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges are primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plan. If we are unsuccessful in negotiating affordable termination fees on certain facilities, or if other estimates and/or assumptions change, the actual loss may exceed this estimate. Future cash outlays are anticipated through December 2003 unless the Company is able to negotiate to exit the lease at an earlier date. Employee separation costs, which include severance, benefits and associated costs of $156,000, relates to approximately ten employees terminated during the third quarter of 2002. Of this amount, $103,000 was paid during the quarter, and the remaining $53,000 was paid in October of 2002. The ten employees were primarily in marketing and research and development departments.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for excess facilities or assets disposed of or removed from operations as a direct result of a reduction in workforce.

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

Prior to the fourth quarter of 2001, for our eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, we released new versions of these software products, which do not require significant installation efforts. Accordingly, revenue from software license arrangements are now generally recognized upon the delivery of the software, regardless of whether installation services are sold, provided all other revenue recognition requirements of Statement of Position No. 97-2 have been met. This change did not have a material impact upon adoption.

If a customer requires an acceptance period, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenue from license arrangements with payment terms extending beyond one year is recognized as payments become due, provided all other conditions for revenue recognition are met.

Service revenue consists of maintenance and support fees and consulting, training and hosting fees. Maintenance and ongoing hosting fees are recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the use of our software products. Revenue from consulting and training services is recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the software, provided services do not include significant customization or modification of the base product, and the licenses are not subject to acceptance criteria.

From time to time we enter into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. Our distribution agreement with Primus KK, a related party (see Note 6), provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers, subject to certain guaranteed minimum royalty payments. Sublicense fees are generally recognized upon delivery of software if pervasive evidence of an arrangement between the distributor and their customer exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for the undelivered elements. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are generally recognized in the period earned. Our agreements with our customers and resellers do not contain product return rights.

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

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

The following table sets forth certain financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenue for the periods indicated. The operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
License:
Third party	41.6%	15.4%	35.9%	35.3%
Related party–Primus KK	6.6	6.0	3.8	8.5

	48.2	21.4	39.7	43.9
Service:
Third party	49.4	74.5	57.1	52.6
Related party–Primus KK	2.4	4.1	3.2	3.5

	51.8	78.6	60.3	56.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	2.4	1.2	1.6	1.2
Service	18.7	33.6	21.9	29.0

Total cost of revenue	21.1	34.8	23.5	30.2

Gross profit	78.9	65.2	76.5	69.8

Operating expenses:
Sales and marketing	47.4	102.8	54.3	75.5
Research and development	29.3	79.1	38.3	47.1
General and administrative	13.8	38.9	21.2	25.3
Goodwill	—	5.0	—	1.5
Restructuring charges	13.5	—	7.7	—

Total operating expenses	104.0	225.8	121.5	149.4

Loss from operations	(25.1)	(160.6)	(45.0)	(79.6)
Other income (expense), net	(0.3)	2.9	1.1	4.9

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(25.4)	(157.7)	(43.9)	(74.7)
Income tax expense	(0.4)	(1.6)	(0.6)	(1.5)

Loss before extraordinary item and cumulative effect of change in accounting principle	(25.8)	(159.3)	(44.5)	(76.2)
Extraordinary gain on disposal of assets	—	12.0	—	2.6

Loss before cumulative effect of change in accounting principle	(25.8)	(147.3)	(44.5)	(73.6)
Cumulative effect of change in accounting principle	—	—	(13.9)	—

Net loss	(25.8)%	(147.3)%	(58.4)%	(73.6)%

Revenue

Total revenue was $6.1 million and $4.7 million for the three months ended September 30, 2002 and 2001, respectively, representing an increase of $1.4 million, or 29%. During the three months ended September 30, 2002, revenue from an enterprise sale to one customer represented approximately 25% of total revenue. International revenue increased approximately $500,000 over the three-month period and decreased approximately $929,000 over the nine-month period. Our international sales constituted 24% and 21% of our third quarter 2002 and 2001 total revenue, respectively, and 21% and 20% of our revenue for the nine months ended September 30, 2002 and 2001, respectively. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. During the three months ended September 30, 2001, no single customer accounted for 10% or more of total revenue. Total revenue was $16.4 million and $21.3 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $4.9 million, or 23%. During the nine months ended September 30, 2002 and 2001, other than related party revenue from Primus KK of $2.6 million for the nine months ended September 30, 2001, no single customer accounted for 10% or more of total revenue.

License Revenue.    Total license revenue was $2.9 million and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, representing an increase of $1.9 million, or 192%. We experienced an increase in the sales of our software in the third quarter of 2002, when compared to the same quarter of 2001, due in large part to an enterprise sale during the third quarter of 2002, and to a lesser extent, to the $400,000 in recognized revenue related to sublicense fees and guaranteed minimum royalty payments from Primus KK (see Note 6). Total license revenue was $6.5 million and $9.4 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $2.84 million, or 30%. We believe the weakening of the worldwide economy and the continued global slow down in information technology spending in the last thirteen months contributed to this decline. During the nine months ended September 30, 2002, the buying patterns of our potential customers were different than in the same period of the prior year, and resulted in a longer sales cycle, making it difficult to predict when license sales would close. License revenue as a percentage of total revenue was 48.2 % and 21.4% for the three months ended September 30, 2002 and 2001, respectively, and 39.7% and 43.9% for the nine months ended September 30, 2002 and 2001, respectively. The increase in software license revenue as a percentage of total revenue for the three month period ended September 30, 2002 is primarily due to an enterprise license sale during the third quarter of 2002, and the decrease over the nine month period ended September 30, 2002 is primarily due to the decrease in the sale of software licenses. We believe that the depth and duration of the current economic slowdown will continue to have a material impact on our operating results.

Service Revenue.    Total service revenue was $3.2 million and $3.7 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $560,000, or 15%, and was the result of a decrease in maintenance and support contract revenue of $345,000 and a decrease in consulting fees of $215,000 over the same period. Service revenue as a percentage of total revenue was 51.8% and 78.6% for the three months ended September 30, 2002 and 2001, respectively, and 60.3% and 56.1% for the nine months ended September 30, 2002 and 2001, respectively. Total service revenue was $9.8 million and $11.9 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $2.1 million, or 18%, and was the result of a decrease in maintenance and support contract revenue of $1.35 million and a decrease in consulting fees of approximately $750,000 over the same period. The increase in license revenue during the third quarter of 2002 resulted in the significant change in the percentage of revenue generated from licenses and services. The decreases in maintenance and support contract revenue and consulting fees are by-products of continued pricing pressures, the termination of certain low margin support and maintenance contracts and the declines in both license revenue and information technology spending experienced during the last thirteen months. We expect the amount of and proportion of service revenue to total revenue to fluctuate in the future, depending primarily on the dollar amount of software license sales and our customers’ use of third-party consulting and implementation services providers.

Cost of Revenue

Total cost of revenue was $1.3 million and $1.6 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $350,000, or 21%. Total cost of revenue was approximately $3.8 million and approximately $6.4 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $2.6 million, or 40%.

Cost of License Revenue.    Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of license revenue was $147,000 and $53,000 for the three months ended September 30, 2002 and 2001, respectively, and cost of license revenue as a percentage of license revenue for the three months ended September 30, 2002 and 2001 was 5.0% and 5.2%, respectively. This increase in the cost of license revenue is due to the increase in license revenue for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, as well as the write off of certain amounts under a prepaid royalty agreement during the third quarter of 2002. Cost of license revenue was $264,000 and $255,000 for the nine months ended September 30, 2002 and 2001, respectively. This increase in the cost of license revenue is primarily due to the write off of certain amounts under a prepaid royalty agreement during the third quarter of 2002, partially offset by the decrease in license revenue for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology integrated with our solutions.

Cost of Service Revenue.    Cost of service revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of services provided by third-party consultants engaged by Primus. Cost of service revenue was approximately $1.1 million and approximately $1.6 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $450,000, or 28%. Cost of service revenue as a percentage of service revenue was 36.1% and 42.8%, or a gross margin of 63.9% and 57.2%, for the three months ended September 30, 2002 and 2001, respectively. Cost of service revenue was $3.6 million and $6.2 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $2.6 million, or 42%. Cost of service revenue as a percentage of service revenue was 36.3% and 51.6%, or a gross margin of 63.7% and 48.4%, for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of service revenue as a percentage of service revenue was primarily due to higher utilization rates for our professional services staff, continued cost containment efforts and the cost savings realized from workforce reductions since the fourth quarter of 2001 within the professional services and customer support organizations. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation and consulting services, as well as staffing levels, utilization rates, overhead costs and customer needs. Gross profit margins are generally higher for post contract customer support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and consulting services. We anticipate that cost of service revenue will continue to decrease in 2002 as compared to 2001, primarily as a result of our second half of 2001 and 2002 workforce reductions and our continued cost containment efforts.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses were approximately $2.9 million and $4.9 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $2.0 million or 40%. The decreases are primarily due to the reduction in total employee related costs related to reductions in sales and marketing headcount since July of 2001, as well as reductions in overhead, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. Sales and marketing expenses were approximately $8.9 million and $16.1 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $7.2 million or 45%. This decrease is primarily the result of the reduction in total fixed and variable (bonuses and commissions) employee related costs due to the reduction in sales and marketing headcount since July of 2001, as well as reductions in overhead, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. Sales and marketing expenses as a percentage of total revenue was 47.4% and 102.8% for the three months ended September 30, 2002 and 2001, respectively, and 54.3% and 75.5% for the nine months ended September 30, 2002 and 2001, respectively. This decrease as a percentage of total revenue is primarily due to the significant decrease in total sales and marketing expenses during the three and nine month periods ended 2002, as compared to 2001, as well as the decline in revenue during the nine month period ended September 30,2002, as compared to 2001. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future. We anticipate that sales and marketing expenses, as an absolute dollar amount will decrease in 2002 as compared to 2001, primarily as a result of our second half of 2001 and 2002 workforce reductions and our continued cost containment efforts. In subsequent periods we expect that sales and marketing expense, as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenue, staffing levels, overhead costs and our assessment of market opportunities and sales channels.

Research and Development.    Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits, and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists and quality assurance personnel. Research and development expenses were approximately $1.8 million and $3.7 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $1.9 million or 52%. Research and development expenses were approximately $6.3 million and $10.0 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $3.8 million or 38%. The decrease was primarily due to reductions in overhead expenses, the discontinuance of funding for 2order during the third quarter of 2001, reductions in research and development headcount since July of 2001 and our continued cost containment efforts, partially offset by increases in research and development headcount related to our May 31, 2001 acquisition of AnswerLogic. Research and development expenses as a percentage of total revenue was 29.3% and 79.1% for the three months ended September 30, 2002 and 2001, respectively, and 38.3% and 47.1% for the nine months ended September 30, 2002 and 2001, respectively. This decrease as a percentage of total revenue is primarily due to the significant increase in total revenue for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, as well as the significant cost reductions in research and development expenses realized during 2002. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future. We anticipate that research and development costs, as an absolute dollar amount will decrease in 2002 as compared to 2001, primarily as a result of our second half of 2001 and 2002 workforce reductions and our continued cost containment efforts. In subsequent periods, we expect that research and development expense, as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demand.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs and professional-services fees. General and administrative expenses were approximately $843,000 and $1.84 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $1.0 million or 54%. This decrease is primarily due to the second half of 2001 and 2002 reductions in the fixed and variable components of total compensation related costs related to reductions in general and administrative headcount since July of 2001, and third quarter of 2002 reductions in overhead costs, third party consulting fees, recruiting expenses and bad debt expense. General and administrative expenses were approximately $3.5 million and $5.4 million for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of approximately $1.9 million or 35%. This decrease is primarily due to the second half of 2001 and 2002 reductions in the fixed and variable components of total compensation related expenses, as well as reductions in overhead costs, consulting fees, recruiting expenses and bad debt expenses, partially offset by increases in legal expenses. The decrease in absolute dollars incurred for general and administrative expenses for the three and nine month periods ended September 30, 2002 reflects the continued impact of the overall cost containment measures taken by us during the last eighteen months. General and administrative expenses as a percentage of total revenue were 13.8% and 38.9% for the three months ended September 30, 2002 and 2001, respectively, and 21.2% and 25.3% for the nine months ended September 30, 2002 and 2001, respectively. The decrease of general and administrative expense as a percentage of total revenue is primarily attributable to the significant decrease in general and administrative expenses over the same period, as well as a significant increase in revenue during the three months ended September 30, 2002, compared to the same period of the prior year. We believe that our general and administrative expenses will fluctuate in absolute dollars in future periods, depending primarily on the volume of future revenue, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

Restructuring Charges.    During the first quarter of 2002, we executed a further restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce. We reduced our research and development workforce by ten employees, or 14%, our sales and marketing workforce by seven employees, or 11%, our professional services and support workforce by four employees, or 10%, and our general and administrative workforce by three employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base in March 2002.

During the third quarter of 2002, we developed and executed a further restructuring plan and as a result incurred charges of approximately $827,000 related to our decision to exit certain domestic and international facilities and reduce our workforce. Excess facilities charges and related asset impairments for the three months ended September 30, 2002 were estimated at $671,000 based on our evaluation of current market conditions relative to our existing excess facilities accrual. The estimated facility costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges are primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plan. If other estimates and/or assumptions change, the actual loss may exceed this estimate. Future cash outlays are anticipated through December 2003 unless the Company is able to negotiate to exit the lease at an earlier date. Employee separation costs, which include severance, benefits and associated costs of $156,000, relates to approximately ten employees terminated during the third quarter of 2002. Of this amount, $103,000 was paid during the quarter, and the remainder of $53,000 was paid in October of 2002. The ten employees were primarily in marketing and research and development departments.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for excess facilities or assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income (Expense), Net.    Net other income (expense) was ($15,000) and $135,000 for the three months ended September 30, 2002 and 2001, respectively and $188,000 and $1.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease from period to period is primarily due to changes in foreign currency translation rates, as well as decreases in the average combined cash, cash equivalents and short-term investment balances and declining investment yields. We expect to continue to yield investment income on our cash and cash equivalents and short-term investments at an average rate that is less than that experienced in 2001.

Income Taxes.    We have not recorded income tax benefits related to the net operating losses for the nine months ended September 30, 2002 or 2001 as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded in both the third quarter of 2002 and 2001 and the nine months ended September 30, 2002 and 2001 primarily relates to our foreign operations.

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

Extraordinary Item.    Extraordinary gain on the disposal of assets was $566,000 for the three and nine month period ended September 30, 2001. This gain was recorded in connection with the September 2001 sale of certain intellectual property and assets of our wholly owned subsidiary, 2order, which was acquired through a business combination in January 2000 and accounted for using the pooling-of-interests method of accounting.

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

As of September 30, 2002, we had cash, cash equivalents and short-term investments of $13.1 million, representing a decrease of $5.4 million from our December 31, 2001 balance of $18.5 million. As of September 30, 2002, our working capital was $8.7 million compared to $14.3 million at December 31, 2001.

Our operating activities resulted in net cash outflows of $5.2 million and $15.7 million for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, adjustments to the $9.6 million net loss to reconcile to cash used in operating activities includes uses of cash of approximately $1.5 million for the decrease in deferred revenue, accounts payable and accrued liabilities, compensation related accruals, and other assets. This is offset by cash provided by operations of approximately $5.6 million for the decreases in accounts receivable, prepaid expenses and other current assets, combined with approximately $1.7 million in depreciation and the cumulative effect of change in accounting principle of $2.3 million.

Investing activities provided cash of $3.8 million during the nine months ended September 30, 2002, through the proceeds from the maturity of a short-term investments offset by the purchase of property and equipment.

Financing activities provided cash of $66,000 during the nine-month period ended September 30, 2002 through proceeds from the issuance of common stock.

Our principal source of liquidity at September 30, 2002 was our cash, cash equivalents and short-term investments of $13.1 million. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5.75% as of September 30, 2002) and expires in December 2002. As of September 30, 2002, there were no borrowings outstanding.

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

During the first quarter of 2002, we executed a further restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce, which was paid during the second quarter of 2002. We reduced our research and development workforce by ten employees, or 14%, our sales marketing workforce by seven employees, or 11%, our professional services and support workforce by four employees, or 10%, and our general and administrative workforce by three employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base in March 2002.

During the third quarter of 2002, we developed and executed a further restructuring plan and as a result incurred charges of approximately $827,000 related to our decision to exit certain domestic and international facilities and reduce our workforce. Excess facilities charges and related asset impairments for the three months ended September 30, 2002 were estimated at $671,000 based on our evaluation of current market conditions relative to our existing excess facilities accrual. The estimated facility costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. If other estimates and/or assumptions change, the actual loss may exceed this estimate. Future cash outlays are anticipated through December 2003 unless the Company is able to negotiate to exit the lease at an earlier date. Employee separation costs, which include severance, benefits and associated costs of $156,000, relates to approximately ten employees terminated during the third quarter of 2002. Of this amount, $103,000 was paid during the quarter, and the remainder of $53,000 was paid in October of 2002. The ten employees were primarily in marketing and research and development departments.

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

In the near-term, we will continue to manage our costs and operating expenses at a level commensurate with our expected revenue, while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense reductions without adversely affecting our business and results of operations. We expect to continue to experience losses and negative cash flows in the near term, even if sales of our products and services grow.

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

While we will continue to implement cost containment efforts across our business, our operating expenses, including costs to defend and/or settle legal actions that have been or may be brought against us, will consume a material amount of our cash resources. We believe that the total amount of our cash, cash equivalents and short-term investments, along with our commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated problems or expenses, opportunities for acquisitions or other business initiatives we encounter and may seek to raise such additional funds through public or private equity or debt (including debt convertible into equity) financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Our recent history of declining market valuation, volatility in our stock price and doubts surrounding our future eligibility to remain listed on the Nasdaq Market could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair our current shareholders’ ownership interest in the Company.

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

Since we began operations our revenue has not been sufficient to support our operations, and we have incurred substantial operating losses in every quarter. As of September 30, 2002, our accumulated deficit was approximately $98 million. Our history of losses has caused some of our potential customers to question our viability and hampered our ability to sell some of our products. Our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. Although our revenue grew significantly in 2000, we have experienced a significant decline in sales since then. Although we have restructured our operations to reduce operating expenses, we will need to increase our revenue and/or further reduce our operating expenses to achieve profitability and positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all.

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

Our continued Nasdaq SmallCap Market listing is not assured, which could make it more difficult to raise capital.

As of August 2, 2002 our common stock had traded under a minimum $1.00 for the previous 30 trading days. As a result our common stock is out of compliance with the minimum bid price listing requirements for Nasdaq National Market. On October 29, 2002, we announced that the Nasdaq Stock Market, Inc. approved our application to transfer the listing of our shares of common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock commenced trading on the Nasdaq SmallCap Market on November 1, 2002. The Company’s trading symbol continued to be “PKSI”. As a result of our transfer to the Nasdaq SmallCap Market, our delisting determination was extended for an additional 90 days until January 29, 2003. To maintain this listing, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days. We may also be eligible for an additional grace period to July 28, 2003, if we meet the initial listing criteria for the Nasdaq SmallCap Market. As of September 30, 2002, our stockholders’ equity of approximately $12.5 million exceeded the $5 million Nasdaq SmallCap Market initial listing requirement.

In addition, if market trading does not result in the increase of the trading price of our common stock, we may comply with this listing requirement by implementing a company board approved reverse stock split. There can be no assurance that we will be able to continue to meet the minimum maintenance requirements of the Nasdaq SmallCap Market during the applicable grace periods or that if we do, we will remain compliant with the applicable continued listing requirements.

If our common stock is unable to meet the minimum maintenance requirements during the applicable grace periods, then we would be subject to delisting from the Nasdaq SmallCap Market. In that event, we would be notified of any Nasdaq staff determination to this effect and we would then have the right to appeal such a delisting determination to the Nasdaq Listings Qualifications Panel. If our common stock would be delisted by Nasdaq, our securities would be eligible to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. Delisting from Nasdaq will make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we would also incur additional costs under state blue sky laws in connection with any sales of our securities.

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

The principal competitive factors in our industry include:

vendor and product reputation

the availability of products on the Internet and multiple operating platforms measurable economic return on investment

ability to use customers as references

product quality, performance and price

breadth of product functionality and features

product scalability

product ease-of-use

the quality of customer support services, documentation and training the quality, speed and effectiveness of application development services the effectiveness of sales and marketing efforts

product integration with other enterprise applications

breadth of product application suite

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

We rely primarily on sales of only one product family.

Product license revenue and related service revenue from our Primus eServer and Primus eSupport products accounted for over 90% of our total revenue for the nine months ended September 30, 2002 and 2001, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2002. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, including products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

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

In addition, as we introduce new versions of our products or new products, our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future service revenue. In addition, if customers elect not to renew their maintenance agreements, our service revenue could decline significantly. Further, some of our customers are telecom or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenue will decline and this will likely materially impact adversely our revenue, operating results and stock price.

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

For the three and nine month periods ended September 30, 2002, revenue from customers outside of the United States represented approximately $1.5 million and $3.4 million, or 24% and 21%, respectively. We currently customize certain of our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

For additional information regarding the sensitivity of and risks associated with the market value of short-term investments and interest rates, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” contained in this Report.

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

During the period ended September 30, 2002, decreases in interest rates on the fair market value of our cash, cash equivalents and marketable securities had an insignificant impact on our net loss. Fixed rate short-term investments at September 30, 2002 of approximately $11 million had interest rates of 1.5% - 4.5% and are due through 2003. We believe that the impact on the fair market value of our securities and our earnings for 2002 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

Foreign Currency Exchange Risk.    We develop products in the United States and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are predominantly priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have two foreign subsidiaries—Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France—whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations during the three months and nine months ended September 30, 2002 and 2001. If, during 2002, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2002 would likely not be significantly affected.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Within 90 days prior to the date of this report (the Evaluation Date), the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.    There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. The Company intends to vigorously defend itself and its current and former officers against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, while we do not believe it is probable that the outcome of this litigation matter will be unfavorable to the Company, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price. In October of 2002, the officer and former officer of the Company who were named as defendants in the action, were dismissed without prejudice.

In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleged that aspects of our technology infringe one or more patents alleged to be held by the plaintiff. Effective April 15, 2002, we entered into a settlement and release agreement under which Primus was released from all claims and potential damages for past infringement and was granted a five-year license under the patents for Primus products and services. After January 1, 2007, depending on the products Primus is then selling and the status of the Mindfabric patents, Primus may need to either obtain a commercially reasonable license under the patents for the remainder of their patent life or potentially defend an action for post January 1, 2007 alleged infringement. However, any customer who licenses our product prior to January 1, 2007 will have a perpetual license under the patents. Under the terms of the settlement, Primus made cash payments to Mindfabric on July 1, 2002 and will deliver 75,000 shares of registered Primus common stock, subject to certain resale and volume limitations. In connection with this settlement, the Company recorded a charge of $275,000 to general and administrative expenses during the three months ended March 31, 2002, net of the value of 112,500 Primus shares withheld under the AnswerLogic acquisition escrow. Of these 112,500 shares, 75,000 were delivered to Mindfabric and 37,500 shares were cancelled during the quarter ended September 30, 2002.

ITEM 2.    CHANGE IN SECURITIES

(c)  Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-Q, we had no issuance or sales of unregistered securities.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 10.1	Addendum Two to Amended and Restated Distribution Agreement dated July 10, 2002, by and between registrant and primus Knowledge Solutions, K.K.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

Date: November 7, 2002	By:	/S/ RONALD M. STEVENS
Ronald M. Stevens Executive Vice President, Chief Financial Officer, and Treasurer (Principal financial and chief accounting officer)

CERTIFICATIONS

I, Michael A. Brochu, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Primus Knowledge Solutions, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By:	/S/ MICHAEL A. BROCHU
Michael A. Brochu Chief Executive Officer

I, Ronald M. Stevens, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Primus Knowledge Solutions, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By:	/S/ RONALD M. STEVENS
Ronald M. Stevens Chief Financial Officer