Form 10-K
period 2002-12-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2003-03-27
CIK 1067797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

Commission File Number: 0-26273

PRIMUS KNOWLEDGE SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1350484
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1601 Fifth Avenue, Suite 1900

Seattle, WA 98101

(Address of principal executive offices, including zip code)

(206) 834-8100

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock $0.025 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on the last business day of the second fiscal quarter, June 28, 2002, as reported on Nasdaq National Market System was approximately $6.8 million. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding on March 25, 2003, was 19,053,821.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by a portion of Item 10 and Items 11 and 12 of Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held in June 2003, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year to which this report relates.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

FORM 10-K

“Primus®,” “Primus® eServer,” “Primus® eSupport,” “Primus® Answer Engine,” “Primus® iView,” “Primus® Quick Resolve,” “Primus® Interchange,” and “Primus® eSales” are trademarks, registered trademarks, or service marks of Primus. This Annual Report on Form 10-K also contains trademarks and service marks of other companies, which are the property of their respective owners.

PART I

This Annual Report on Form 10-K (“Form 10-K” or “Report”) contains forward-looking statements. These statements relate to future events, plans or objectives or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Risks Associated with our Business and Future Operating Results” contained in Item 1 below. These factors may cause our actual results to differ materially from any forward-looking statement.

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

ITEM 1.    BUSINESS

Overview

We provide application software that enables companies to improve customer service by accessing, analyzing and improving information. Primus® software offers a significant measurable value to businesses by providing an application that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Our software products can be implemented as a suite or as individual products, depending on the customer’s preference and/or business need. Our software is flexible and easily implemented. Our solutions can be used in combination with leading eService and IT Helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, PeopleSoft, Remedy, Siebel and others. Our products are also used in Portal environments in combination with products from BEA and IBM. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

We target mid- to large-sized organizations, and our products are used by call centers, IT helpdesks, field service organizations, human resources organizations, marketing organizations, and eService businesses. In addition to our traditional markets of technology and telecommunications, we touch vertical markets that include aerospace, financial services, manufacturing, outsourced services, eCommerce and retail. We develop our products and market and sell our software and services primarily through a direct sales force and a minority owned Japanese entity. We have offices throughout the United States, and in the United Kingdom and France. Our principal executive offices are located at 1601 Fifth Avenue, Suite 1900, Seattle, WA 98101.

We incorporated in Washington State in 1986 and our common shares were originally listed on the Nasdaq National Market® on June 30, 1999, and were transferred to the Nasdaq Small Cap Market on or about November 1, 2002, and publicly trade under the symbol PKSI.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC maintains an Internet Web site at <http://www.sec.gov/> where you can obtain most of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street

NW, Washington D.C. 20006. We also make available free of charge on our website at <www.primus.com> our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at investor.relations@primus.com or by phone at 206.834.8100.

Industry Background

The emergence of the Web (Internet and Intranet) as a business medium has made it imperative for companies across a variety of industries to recreate the way they do business. Today, eBusiness initiatives are designed to manage most, if not all, of a customer’s interactions with a company. The fast-growing eService market has focused on enabling companies to market their products, manage the sales process, transact sales, manage customer service, and interact and communicate with customers, partners and suppliers using both traditional and emerging communication channels—including the phone, web, email, chat, and on-line self service. Because of competitive pressures and customer expectations, even the most traditional companies have found it difficult to ignore the need to implement an eService strategy.

The shift from traditional business practices to doing business on emerging communication channels has fundamentally changed the way that companies interact with and think about their customers. Increasingly, companies are realizing that they must personalize each customer experience by providing products and support based on each customer’s needs and that exceed each customer’s expectations. To accomplish these goals, businesses must communicate with customers via the media of the customer’s choice and deliver relevant information to customers. Companies realize that they must learn from each customer interaction, in order to respond to customer inquiries in real-time and provide a consistent level of service 24 hours a day, seven days a week.

There are inherent challenges associated with interacting with customers in this new and dynamic business environment. Customers have higher expectations and experience lower switching costs when a new vendor is “just a click away.” Customers also expect to have the same experience regardless of the communication channel used to interact with a business. Companies must view their customers in an integrated way, providing visibility to each customer’s information across their organizations. Customers are now active, informed participants in the business process and each customer interaction must be maximized to retain and increase sales to existing customers and improve customer satisfaction.

To compete in today’s business environment, companies must maximize their relationships with prospective and existing customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement eService initiatives and software. eService software is designed to enable companies to interact with their customers and manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

eService vendors offer a variety of solutions, ranging from point solutions that fulfill a specific customer service need, to more comprehensive solutions, which are often built via the extension of a smaller application or acquisition of third-party software. All of these solutions are intended to manage some piece of the customer interaction, and purport to add value to the customer-company relationship. Increasingly, however, companies are looking with a critical eye at customer service applications and are considering which of the myriad solutions available will be most appropriate for their business and operating environments—which will most effectively improve their customer service offerings, integrate into their current and future eService infrastructures, and offer the best potential fiscal results.

Primus Solutions

We offer complete knowledge solutions that enable companies to deliver great service by accessing, analyzing and improving information. Our products are used by call centers, IT helpdesks, human resources organizations, marketing organizations, and eService businesses.

Our solutions are predicated on the belief that the intellectual capital resident within a company’s workforce and within its’ disparate systems, are its most valuable asset. We provide knowledge-enabling solutions that allow companies to enhance customer relationships by managing and sharing the company’s valuable internal knowledge and expertise with customers, partners and employees, across multiple communication channels and business processes. Our software helps address the unique challenges faced by companies implementing a customer service and support strategy.

Primus software has the following key characteristics:

Intangible asset management.    Our software enables companies to capture, manage, and share a variety of knowledge, including requests for information, service, support, technical information, and institutional knowledge gained from interactions with customers, partners and employees, across a multitude of communication channels—including the Web—so that the entire enterprise can apply this knowledge to future interactions.

Integration.    Our software integrates with leading eService and IT helpdesk implementations, including applications from Amdocs/Clarify, Kana, Onyx, Oracle, Peoplesoft, Remedy, SAP, Siebel and others. Integration with these broad eService applications enables companies to easily capture and access knowledge during the course of the customer interaction. Fast access to current, relevant knowledge is key to achieving the verifiable return on investment (ROI) that buyers demand.

Scalable architecture.    Our solutions scale from small to enterprise usage. Our customers have demonstrated the scalability of our software in demanding, transaction heavy environments. For example, one company experience shows that Primus eSupport is scalable to support several hundred thousand user accesses per month. In addition, companies have purchased our software to be used by thousands of employees, and hundreds of thousands of their customers and partners, on a global basis.

Rapid Return on Investment.    Our software offers a significant, measurable return on investment. For example, a networking software company reported a reduction of service escalations by 20% in six months; a manufacturing company reduced support escalations from level 2 support representatives to level 3 support representatives by 60% in three months. Our solutions can be rapidly implemented and easily customized, thus allowing for minimum downtime before companies experience the benefits of choosing Primus software. In addition, the extensive business functionality provided by our software allows companies to realize more immediate benefits such as reduced support costs, enhanced customer satisfaction, and increased productivity. The extent of return on investment of Primus products is specific to our customer’s experience.

Primus Strategy

Our objective is to establish and maintain a leadership position in providing Web-based problem resolution software applications for the customer call center, customer support center, IT helpdesk, and self-service portal markets. Our strategy to achieve this objective is to:

Drive top-line revenue and corporate profits.    We intend to be the leader in providing software applications for knowledge management and enterprise search, customer call centers, support centers, IT helpdesks, and employee, partner and customer self-service portals. Primus will leverage industry standard Java technologies, and web services, to easily integrate into disparate systems, and provide applications that answer customer questions via web self-service and in assisted service environments.

Enhance our product suite.    We plan to enhance the capabilities of our product family by developing and licensing additional products and technologies. We intend to focus on applications and technologies that further web-based customer self-service. We develop our products to operate in numerous enterprise environments including Java 2 Platform, Enterprise Edition (J2EE), Microsoft Windows and NT and Sun Solaris Unix.

Target additional vertical markets.    We are focused on targeting additional vertical markets to broaden the reach of our problem-resolution products. Initially, our sales and marketing efforts targeted large enterprises in dynamic, technology-related industries that offer external customer support, such as software, hardware and telecommunications. We are currently focused on broadening our reach across multiple verticals, such as outsourced services providers, manufacturing, aerospace, financial services, pharmaceutical, and government.

Build additional strategic relationships.    We intend to strengthen our market reach by further developing partner relationships with leading implementation consulting, systems integration, and technology vendors. We believe that these strategic relationships will provide us with additional sales opportunities, further leverage our implementation resources, and broaden our current eService integration capabilities. Concurrently, we intend to expand our indirect distribution channels to complement our direct sales force.

Extend our solutions to other functional areas.    We intend to continue to enhance the features of our solutions to provide benefits to functional business areas other than customer support, such as Human Resources, Sales and Marketing. Many of our customers already use Primus applications for self-service and assisted service on their employee portals, partner portals, and for answering RFP’s within their sales organizations. Primus applications are valuable to any organization that needs to help its employees or customers answer questions from disparate data sources and store valuable knowledge for re-use by others within the organization.

Products

Our software can be deployed as a suite, as individual products, or as an integrated solution with other leading eService applications, depending on the customer’s preference and/or the immediacy of their need.

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

The following summarizes the current products that comprise the Primus software suite:

Primus® Answer Engine

Primus Answer Engine enables companies that want to leverage existing enterprise content, including websites, technical documentation and user manuals, to provide answers to questions from customers, employees, and partners. Users can quickly get relevant answers from more than 225 types of files, including Adobe PDF, Adobe Frame Maker, HTML, Microsoft Word, Microsoft PowerPoint, Microsoft Excel, and more. Primus Answer Engine uses natural language processing (NLP) to analyze the meaning and context of the customer’s question and provides specific answers from enterprise content. Used in conjunction with Primus eServer, customers can accelerate the creation of a knowledge base to more effectively share information across the enterprise. Primus Answer Engine also provides detailed reports to identify frequently requested documents, and information that needs to be updated or created within the organization.

Primus® eServer

Primus eServer enables organizations to dynamically create, capture, and share knowledge to enhance their customers’ experiences and increase the effectiveness of their businesses. Primus eServer can be used in a variety of business environments, including, but not limited to, customer service and support, field engineering, human resources, and sales and marketing, wherever a company needs to make knowledge available to its employees or customers, particularly when there is a large volume of information relating to products or systems.

Primus eServer is built on the Primus® Associative Search Engine, which provides sophisticated search functionality and enables the capture and creation of knowledge during the course of an interaction with a customer. Unlike text search engines that deliver large volumes of sometimes irrelevant answers or case-based systems that—due to their design—may deliver too limited a response, Primus eServer delivers answers that are both useful and manageable. Primus eServer can be used to support all phases of the customer lifecycle, from new requests for information or service, to secondary customer interactions that would benefit from previous knowledge captured in the knowledge base. Further, companies can use this knowledge to proactively serve their customers. For example, knowing that a customer has experienced repetitive customer service issues with a specific product, a company can proactively offer that customer a newly released product that will solve their service issues.

Primus® eSupport

Primus eSupport enables customer service and support organizations to publish knowledge—real solutions to real problems—for direct customer access via the web, or via a customer, employee, or partner Portal, 24 hours a day, seven days a week. Primus eSupport leverages the Primus Associative Search Engine capabilities of Primus eServer to deliver fast, reliable answers to users and capture information for future use by the company.

Primus® Quick Resolve

Primus Quick Resolve guides first-level service agents through a rapid problem resolution process. If a solution is currently unavailable, it enables first-level agents to capture the customer’s request and then escalate to second-level agents for resolution or additional solution authoring. Quick Resolve functionality fits between Primus eServer, which includes full authoring capabilities, and eSupport, which provides solution access only. It is integrated with leading Customer Relationship Management and incident or call tracking system applications and offers results with as little as one click.

Primus® iView

Primus iView is an intuitive and user-friendly interface designed to maximize the full functionality and benefits of our current product line. This interface further reduced workarounds, extended customization options, and refined integrations to accelerate the benefits our customers measure, such as employee productivity and cost savings. Primus iView enhances the best of what we have to offer, utilizing the power of Natural Language Processing, associative searching, dynamic queries, and HTML authoring.

Product license revenue and related service revenue from our Primus eServer and Primus eSupport related products accounted for 90% or more of our total revenue for each of the years ended December 31, 2002, 2001 and 2000, and we expect these products to continue to account for a substantial portion of our revenue for 2003.

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

Primus eServer software runs on Microsoft Windows NT, Microsoft Windows 2000 or Sun Solaris UNIX systems in single- or multi-processor configurations. Our client software runs in a fully customizable interface accessed through a web browser. We currently support IBM DB-2, Microsoft SQL Server and Oracle databases.

Primus Answer Engine 3.0 software runs on J2EE and Windows systems in single- or multi-processor configurations. Primus® Answer Engine complements the keyword search capabilities of these products with its ability to provide direct answers to natural language questions.

Customer Support and Professional Services

We believe that high-quality customer support and professional services are required for continued growth and increased sales of our products. We have made significant investments in our support and services organization in the past and plan to continue to do so in the future.

Consulting.    Our consulting teams work closely with our customers prior to product implementation to review a customer’s business objectives and information technology infrastructure in order to assist the customer in determining Primus solutions that will best suit the customer’s needs. Thereafter, our consultants may install, integrate and implement our software in the user’s environment.

Training.    We provide training in conjunction with our products, including end-user training and advanced technical training regarding the implementation and administration of our products. Training is offered to customers and third-party partners, such as service providers and systems integrators.

Customer Support.    We recognize the importance of product support and quality service to the success of our customers by offering world wide technical product support to ensure quick response and resolution of their issues. Our customers can contact our support engineers via telephone, fax, and email 7 days a week, 24 hours per day. The use of our eServer product by our support engineers facilitates the quick, accurate resolution of those issues. In addition, thru the implementation and integration of our eSupport and Answer Engine products we allow our customers direct, Web-based access to a robust and collective solution database for their self service needs.

Customers

Initially, our sales efforts targeted large enterprises in dynamic, technology-related industries that offer external customer support. We have broadened our sales focus to include additional vertical markets and enterprises of a wide variety of sizes that need to make knowledge available to their employees or customers, and particularly companies where there is a large volume of information relating to products or systems. In addition to our traditional markets of technology and telecommunications, we touch vertical markets that include aerospace, financial services, manufacturing and retail. During 2002 we continued to grow our Global 2000 Customer base by adding many new customers including Airbus, British Telecom, Commerce One, GE Power Systems, The London Stock Exchange, Marathon Ashland Petroleum, New York Life Insurance, Storage Technology, T-Mobile, West Publishing and others.

Sales and Marketing

We market and sell our products primarily through a direct sales force. Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic relationships with third parties. Our field sales force, which includes both sales representatives and sales engineers, is organized into regional teams, complemented by direct telesales based at our headquarters in Seattle. We have sales offices in the United States, the United Kingdom and France. Our international sales constituted 20%, 23%, and 20% of our 2002, 2001 and 2000 revenue, respectively.

Our marketing department has a three-fold purpose: understanding the evolving needs of the marketplace and providing direction to the product development function, sustaining relationships with existing customers and industry analysts, and managing all outbound communications with the marketplace to create awareness and generate interest in our products and services.

Our software is marketed, distributed and supported in Japan by Primus Knowledge Solutions, K.K. (Primus KK), a joint venture owned by Trans Cosmos, Inc. and us. Our relationship with Primus KK is described in this Item under the subheading “Joint Venture and Subsidiaries.”

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

When required, we also use third-party development firms to expand the capacity and technical expertise of our internal research and development teams and in January of 2003 we engaged an offshore development team to accelerate our development efforts. Additionally, we sometimes license third-party technology that is incorporated into our products. We believe this approach significantly shortens our time to market without compromising our competitive position or product quality. Therefore, we expect to continue to draw on third-party resources in the foreseeable future.

Our development efforts are essential for us to remain competitive. Costs related to research and development are among our single greatest operating expenses. For a complete description of our development-related expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses.”

We have a software development methodology that we believe allows us to deliver products that satisfy real business needs and meet commercial quality expectations. This methodology is based on the following key components:

•	specification and review of business and functional requirements

•	quality assurance of code and documentation

•	test of functions, components, systems, integration, performance, scaling, stress and internationalization

•	regression testing before beta or general availability releases

•	trial deployments in an internal production environment prior to release

•	external beta releases

•	general availability release of English and localized products

Our goal is to implement quality assurance processes throughout the software development life cycle. We believe that strong emphasis placed on analysis and design early in the project life cycle reduces the number and costs of defects that may be found in later stages.

Competition

The market for our products is rapidly evolving and increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts.

In addition, competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. Some current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases. They might be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive terms. Some of the companies providing e-commerce, advanced natural language self service and traditional customer relationship management solutions that may compete with us include Amdocs/Clarify, Answerfriend, Ask Jeeves, Autonomy, eGain, Inquira, iPhrase Technologies, Kana, Kanisa, Oracle, Peoplesoft, Right Now Technologies, ServiceWare and Siebel.

The principal competitive factors in our industry include:

•	vendor and product reputation

•	the availability of products on the Web and multiple operating platforms

•	measurable economic return on investment

•	customer referenceability

•	product quality, performance and price

•	breadth of product functionality and features

•	product scalability

•	product ease-of-use

•	the quality of customer support services, documentation and training

•	the quality, speed and effectiveness of application development services

•	the effectiveness of sales and marketing efforts

•	product integration with other enterprise applications

•	breadth of product application suite

As the market for customer service and support and knowledge management software matures, new and larger companies will enter the market, existing competitors will form alliances and current and potential competitors could acquire, be acquired by or establish cooperative relationships with third parties. The resulting organizations could have greater technical, marketing and other resources and improve their products to address the needs of our existing and potential users, thereby increasing their market share. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

Although we believe that our products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical, and other resources.

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

Joint Venture and Subsidiaries

Primus Knowledge Solutions, K.K.

Primus software is marketed, distributed and supported in Japan by Primus Knowledge Solutions, K.K. (“Primus KK”), a joint venture in which we hold a 19.6% minority interest and hold 1 of 6 board of director positions. Trans Cosmos, Inc., Japan’s oldest and largest outsourced customer service and information technology support solutions provider, holds the remaining 80.4% of Primus KK. Trans Cosmos currently holds approximately 10% of our common stock. Our distribution arrangements provide Primus KK with exclusive rights to the Japanese and English versions of our Primus® eServer and Primus® eSupport products in Japan, and nonexclusive distribution rights for these products in Korea, China and Hong Kong. The distribution arrangement continues until terminated by mutual agreement or, if Primus KK has not completed the listing of its common stock on a recognized public stock exchange by December 31, 2004 or if certain performance goals are not met, its expiration on March 31, 2006. In July 2002 and again in January 2003, we amended the distribution agreement with Primus KK, and they have assumed a more significant role in product localization and support for the Japanese market. We also agreed to a new royalty fee structure with guaranteed minimum payments from Primus KK of $1,000,000 per year, to be measured quarterly per the terms of the agreement. In January 2003, Primus committed to invest one-half of the minimum royalty payments in Japanese product version development and support or Primus KK may withhold the underinvested amount from its guaranteed minimum until such deficit investment is made up. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. Our agreement with Primus KK does not contain product return rights. Revenue recognized under the reseller agreement totals approximately $1,394,000, $3,134,000, and $2,609,000 in 2002, 2001 and 2000, respectively, and revenue deferred at December 31, 2002 and 2001 was approximately $248,000 and $353,000, respectively, and accounts receivable at December 31, 2002 and 2001 were approximately $471,000 and $326,000, respectively. Primus KK is accounted for using the cost method, as management believes it does not have significant influence over its operations, has not guaranteed any of its obligations and does not have any commitment or intent to provide any funding. The carrying value of Primus KK is zero at December 31, 2002 and 2001.

European Subsidiaries

Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France are wholly-owned Primus subsidiaries conducting sales and marketing activities for Primus in Europe. The assets, liabilities and results of operations of these subsidiaries are consolidated into our financial statements.

AnswerLogic, Inc.

AnswerLogic, Inc. is a wholly-owned Primus subsidiary holding the technology assets arising from our subsidiary merger with Answerlogic, Inc. on May 31, 2001. This subsidiary’s assets, liabilities and results of operations are consolidated into our financial statements.

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

Employees

As of December 31, 2002, we had 148 employees, including 14 European-based employees. These included 48 in sales and marketing, 33 in client services and support, 47 in research and development and 20 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe our relationship with our employees is good. In addition, we occasionally supplement our workforce with consultants.

Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel.

Acquisitions, Dispositions and Restructurings

On May 31, 2001, we acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic’s technology provided us with natural language capabilities that were a logical extension to our product suite. These capabilities allowed our customers to provide direct answers to customer questions from unstructured data sources—HTML, PDF and text formats—as well as structured information contained in the Primus knowledgebase. At the closing of the acquisition, all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock, 112,500 shares of which were held in escrow. During the quarter ended September 30, 2002, 75,000 of the 112,500 shares held in escrow were delivered to Mindfabric, Inc. as part of a settlement and release agreement (see Note 10) and the remaining 37,500 shares were cancelled.

The acquisition was accounted for by the purchase method whereby the purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $2.8 million has been recorded as goodwill and was being amortized on a straight-line basis over the estimated useful life of three years. The fair value of the common stock issued in the acquisition was $3.94 per share, based on the average market price for a three-day period before and after May 21, 2001.

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

During the fourth quarter of 2001, and again during the first and third quarters of 2002, the Company executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2001, Primus recorded $2,530,000 in restructuring and other related charges. Restructuring charges for the year ended December 31, 2002 totaled $1,227,000.

Included in restructuring and other related charges are excess facilities and asset impairment charges for the years ended December 31, 2002 and 2001 of approximately $636,000 and $1.4 million, respectively, which were the result of our decision to exit certain domestic and international facilities, and were estimated based on our evaluation of then current market conditions relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees, net of estimated sublease income of approximately $52,000. The asset impairment charges are primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may differ from the 2002 estimate. Future cash outlays are anticipated through June 2004 unless we are able to negotiate to exit the leases at an earlier date.

Also included in restructuring and other related charges are employee separation and other costs for the years ended December 31, 2002 and 2001 of approximately $591,000 and $1.1 million, respectively, which included severance, benefits and associated costs related to reductions in our workforce during the fourth quarter of 2001 and the first and third quarters of 2002. During 2001, we reduced our sales and marketing workforce by 29 employees, our research and development workforce by 24 employees, our professional services and support workforce by 14 employees, and our general and administrative workforce by 5 employees for a total workforce reduction of 72 people. In 2002, exclusive of attrition, we reduced our research and development workforce by 18 employees, or 25%, our sales marketing workforce by 9 employees, or 14%, our professional services and support workforce by 4 employees, or 10%, and our general and administrative workforce by 3 employees, or 12%, for a total workforce reduction of 34 people, or 17% of our employee base from January 1, 2002.

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

Our executive officers as of March 25, 2003 are as follows:

Name	Age	Position
Michael A. Brochu	49	President, Chief Executive Officer and Chairman of the Board
Ronald M. Stevens	39	Executive Vice President, Chief Financial Officer and Treasurer
David M. Williamson	39	Executive Vice President of Business Affairs, General Counsel and Secretary

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

David M. Williamson serves as our Executive Vice President of Business Affairs, General Counsel and Secretary. He joined Primus in November 2000. From April 1998 to October 2000 he was Senior Vice President of Business Affairs at Sierra On-line, Inc., an interactive software company. Prior to April 1998, he was a partner in the Business Technology Group at the law firm of Perkins Coie LLP. Mr. Williamson receive his B.A. in accounting from the University of Denver and his J.D. from the University of California at Berkeley.

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

Since we began operations, our revenue has not been sufficient to support our operations, and we have incurred operating losses in every quarter. As of December 31, 2002, our accumulated deficit was approximately $100 million. Our history of losses may cause some of our potential customers to question our viability and hamper our ability to sell some of our products. Our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. Although we have restructured our operations to reduce operating expenses, we will need to significantly increase our revenue and/or further reduce our operating expenses to achieve profitability and positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. Our expectations as to when we can achieve positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all.

As a result of uncertainties in our business and the general economic slowdown, we have experienced and may continue to experience difficulties in collecting outstanding receivables from our customers and attracting new customers. As a result, we may continue to experience losses, even if sales of our products and services grow.

Quarterly fluctuations in our operating results may adversely affect our stock price.

Fluctuations in our operating results, particularly compared to the expectations of investors or market analysts, could cause severe volatility in the price of our common stock. Our revenue and operating results have fluctuated substantially from quarter to quarter and are likely to continue to do so in the future. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because of the length of our sales cycle and delays in customer buying decisions. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. We will continue to base our decisions regarding operating expenses on anticipated revenue trends. Therefore, to the extent our actual revenue falls short of our expectations, our operating results will suffer and our stock price will likely decline. If quarterly revenue or operating results fall below the expectations of investors or market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the subheadings of this “Risks Associated with Primus’ Business and Future Operating Results” section as well as:

•	general economic conditions that adversely affect our customers’ capital investment levels in eService and knowledge management systems

•	the evolving and varying demand for our software products and services

•	budget and spending decisions byinformation technology departments of our customers

•	order deferrals in anticipation of new products or product enhancements introduced by our competitors or us

•	our ability to manage our expenses

•	the timing of new releases of our products

•	changes in our pricing policies or those of our competitors

•	the timing of execution of large contracts that materially affect our operating results

•	uncertainty regarding the timing of delivery of our products

•	changes in the level of sales of professional services as compared to product licenses

•	the mix of sales channels through which our products and services are sold

•	the mix of our domestic and international sales

•	costs related to the customization of our products

•	our ability to expand our operations, and the amount and timing of expenditures related to this expansion

•	decisions by customers and potential customers to delay purchasing of our products

•	a trend of continuing consolidation in our industry

•	global economic and political conditions, as well as those specific to our customers or our industry

Due to the slowdown in the national and global economy and geopolitical uncertainties, we believe that many existing and potential customers are reducing or reassessing their planned technology and Web-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenue, and further delays or reductions in business spending for information technology could have a material adverse effect on our revenue, operating results and stock price.

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

Our continued Nasdaq Small Cap Market listing is not assured, which would make the trading market for our stock more illiquid and could make it more difficult to raise capital.

As of August 2, 2002 our common stock had traded under a minimum $1.00 for the previous 30 trading days. As a result our common stock is out of compliance with the minimum bid price listing requirements for Nasdaq National Market. On October 29, 2002, we announced that the Nasdaq Stock Market, Inc. approved our application to transfer the listing of our shares of common stock from the Nasdaq National Market to the Nasdaq Small Cap Market. Our common stock commenced trading on the Nasdaq Small Cap Market on November 1, 2002 and our trading symbol continued to be “PKSI”. In order to remain listed on the Nasdaq Small Cap Market under current Nasdaq rules, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days at anytime before the grace period expires July 28, 2003. If market trading does not result in the increase of the trading price of our common stock, we may comply with this listing requirement by implementing a board-approved reverse stock split, assuming we meet all the other continued listing requirements at that time.

If our common stock is unable to meet the minimum maintenance requirements during the applicable grace periods, then we would be subject to delisting from the Nasdaq Small Cap Market. If our common stock would be delisted by Nasdaq, our securities could still be eligible to trade on the OTC Bulletin Board maintained by

Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. Delisting from Nasdaq will make trading our shares more difficult for investors and will likely result in a significant decline in the liquidity of the trading market, potentially leading to further volatility and declines in our share price. Further, if we are delisted it would also make it more difficult for us to raise additional capital and we would also incur additional costs under state blue sky laws in connection with any sales of our securities.

We may incur non-cash charges resulting from acquisitions, which could harm our operating results.

A new standard for accounting for goodwill acquired in a business combination has recently been adopted. This new standard requires recognition of goodwill as an asset but does not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges ceased in 2002 and we recognized a $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of this standard.

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

Applicable accounting policies may cause us to report new license agreements as deferred revenue. We recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires acceptance testing or software customization services from Primus, recognition of the associated license and service revenue would be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process may require access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations and integrations. Implementation and integration typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or integrations or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. Some customers may also require us to develop customized features or capabilities. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

The high level of competition in our market may result in pricing pressures, reduced margins or the failure of our products to achieve market acceptance.

The market for our products is rapidly evolving, and becoming increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts.

In addition, competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. Some current and potential competitors have longer operating histories and significantly greater financial, technical, marketing, service, support and other resources, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases that they could leverage. They might be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive terms. Some of the companies providing e-commerce, advanced natural language self service and traditional customer relationship management solutions that may compete with us include Amdocs/Clarify, Answerfriend, Ask Jeeves, Autonomy, eGain, Inquira, iPhrase Technologies, Kana, Kanisa, Oracle, Peoplesoft, Right Now Technologies, ServiceWare and Siebel.

The principal competitive factors in our industry include:

•	vendor and product reputation

•	the availability of products on the Web and multiple operating platforms

•	measurable economic return on investment

•	ability to use customers as references

•	product quality, performance and price

•	breadth of product functionality and features

•	product scalability

•	product ease-of-use

•	the quality of customer support services, documentation and training

•	the quality, speed and effectiveness of application development services

•	the effectiveness of sales and marketing efforts

•	product integration with other enterprise applications

•	breadth of product application suite

As the market for eService and knowledge management software matures, it is possible that additional and possibly larger companies will enter the market, existing competitors will form alliances or current and potential competitors could acquire, be acquired by or establish cooperative relationships with third parties. The resulting organizations could have greater technical, marketing and other resources and improve their products to address the needs of our existing and potential users, thereby increasing their market share. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

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

Product license revenue and related service revenue from our Primus eServer and Primus eSupport products accounted for 90% or more of our total revenue for each of the years ended December 31, 2002, 2001 and 2000, and we expect these products to continue to account for a substantial portion of our revenue for 2003. For our business to succeed, the market for this software will have to grow significantly, and we will have to achieve broad market acceptance of our products. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

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

Historically, we incorporated a database licensed from Versant into certain of our products. Presently, our products support IBM DB-2, Microsoft SQL Server and Oracle databases. Because many of the products we have shipped historically rely on these databases, we continue to depend on these companies to support the databases in a timely and effective manner.

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

Our inability to sufficiently expand our consulting capabilities would limit our ability to grow.

If sales of new licenses increased rapidly or if we were to sign an agreement for a particularly large or complex integration, our customer support and professional services personnel may be unable to meet the demand for services. In that case, if we were unable to retain or hire highly trained consulting personnel or establish relationships with third-party systems-integrators and consultants to implement our products, we would be unable to meet customer demands for integration and support services related to our products.

Our workforce reduction and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with our effort to streamline operations, and reduce costs, we have engaged in several restructurings of our organization with substantial reductions in our workforce. There have been and may continue to be substantial costs associated with this or other workforce reductions related to severance and other employee-related costs, and our restructuring plans may yield unanticipated consequences, such as attrition beyond our planned reductions in workforce. As a result of these reductions, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

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

Our reductions in work force in 2001 and 2002 may affect employee morale and may create concern among existing employees about job security, which may lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result, we may need to hire to replace personnel lost due to attrition, or to accommodate growth in specific customer needs and/or acquire new skill sets. We may be unable to hire and/or retain the skilled personnel necessary to develop and grow our business. Although a number of technology companies have recently implemented staff reductions, there remains substantial competition for experienced personnel, particularly in the greater Seattle area, where we are headquartered, due to the limited number of people available with the necessary technical skills.

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

Our success depends largely on the skills, experience and performance of some key members of our management and technical staff. If we lose one or more of these key employees, our business, operating results and financial condition could be materially adversely affected. Much of our success also depends on Michael A. Brochu, our President and Chief Executive Officer. The loss of Mr. Brochu’s services or his inability to repay outstanding amounts to the Company could harm our business.

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

In order to remain competitive, we may find it necessary to acquire additional businesses, products and technologies. In the event that we do complete an acquisition, we could be required to do one or more of the following:

•	issue equity securities, which would dilute current shareholders’ percentage ownership

•	assume contingent, unrecorded and / or warranty liabilities

•	amortize other intangible assets

•	incur future goodwill impairment charges

•	restructure our business

These difficulties could disrupt our ongoing business, divert management resources and/or increase our expenses.

Conversely, we may believe that we need to acquire additional businesses, products and technologies to remain competitive; however we may be unable to complete the acquisition due to constrained financial resources.

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

Revenue from customers outside the United States represented approximately $4.2 million, or 20% of our total revenue for the year ended December 31, 2002. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, including traditional eService software sold by Amdocs/Clarify, BEA, Oracle, Peoplesoft, Remedy, Siebel and others. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. These vendors have also been open to licensing us rights to use their development tools to build integrations to their products. If any one of them should close their programs’ interface, fail to grant us necessary licenses or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products’ integration with future systems.

Failure to successfully develop versions and updates of our products that run on the operating systems used by our current and prospective customers could reduce our sales.

Many of our products run on the Microsoft Windows NT, Microsoft Windows 2000 or certain versions of the Sun Solaris Unix and J2EE operating systems, and some require the use of third party software. Any change to our customers’ operating systems could require us to modify our products and could cause us to delay product releases. In addition, any decline in the market acceptance of these operating systems we support may force us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft, Sun Solaris or J2EE operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers. If we cannot successfully develop these products in response to customer demands, our business could be adversely impacted. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities related lawsuit and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. See the discussion of the Company’s pending legal matters in Item 3 “Legal Proceedings.” Volatility in our stock price could make it more difficult for us to raise capital or complete acquisitions on favorable terms.

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

Our license agreements with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements cap the amounts recoverable for damages to the amounts paid by the licensee to Primus for the product or services giving rise to the damages. However, these contractual limitations on liability may not be enforceable and we may be subject to claims based on errors in its software or mistakes in performing its services including claims relating to damages to our customers’ internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and diverting management’s attention and resources to defend any such claim, which could materially and adversely affect our financial condition, our results of operations and our stock price.

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

A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of Primus. The foregoing provisions of our charter documents and Washington law could have the effect of making it more difficult or more expensive for a third party to acquire, or could discourage a third party from attempting to acquire Primus. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

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

Future taxation or regulation of the Web may slow our growth, resulting in decreased demand for our products and services and increased costs of doing business.

Local, state, federal and foreign regulators could adopt additional laws and regulations that impose additional costs or other burdens on those companies that conduct business online. These laws and regulations could discourage web-based communications and customer self-service, which could reduce demand for our products and services.

The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Web-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Web. The imposition of taxes or other charges would likewise deter the use of the Web. A decline in the growth of the Web, particularly as it relates to online communication and customer self-service, could decrease demand for our products and services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Web and other online services could harm our growth and increase our costs, which could materially and adversely affect our financial condition, results of operations and our stock price.

Terrorists’ attacks and other acts of war may adversely affect the markets on which our Common Stock trades, our financial condition and our results of operations.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Leaders of the U.S. government have announced their intention to actively pursue and take military and other action against those behind the September 11, 2001 attacks and to initiate broader action against national and global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact our financial condition and our results of operations. The insurance we maintain may not cover our losses resulting from terrorist attacks or acts of war.

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

If requirements relating to accounting treatment for employee stock options are changed, we may be forced to change our business practices.

We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by administrative and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as compensation expense. Such a change could have a negative effect on our earnings. In response to a requirement to expense the value of stock options, we could decide to decrease the number of employee stock options granted to our employees. Such a reduction could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

Over the last several years, the accounting profession has issued several standards and interpretations relating to revenue recognition. For example, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the American Institute of Certified Public Accountants issued Statement of Position or SOP 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied. We believe that our revenue recognition policies are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101.

The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 as well as other revenue recognition standards with the objective of providing guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize revenues differently from present practice, and these changes may also increase administrative costs and otherwise harm our business.

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

ITEM 2.    PROPERTIES

We lease principal administrative, engineering, manufacturing, marketing and sales facilities consisting of approximately 19,000 square feet in an office tower in Seattle, WA. The lease for this space extends to October 31, 2005. We also lease other domestic sales and services offices in Atlanta, GA, Beaver Creek, OH, Boston, MA, Clifton Park, NY, Dallas, TX and Schaumburg, IL, as well as a location in Washington, DC primarily dedicated to engineering. The hub of our European Operations is located in the United Kingdom with an additional sales office in Paris, France. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations. Additional information with respect to office lease commitments is set forth under the caption “Commitments and Contingencies” in Note 12 of the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of the Company’s initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. In October of 2002, the officer and former officer of the Company who were named as defendants in the action were dismissed without prejudice. We intend to vigorously defend ourselves against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, while we do not believe it is probable that the outcome of this litigation matter will be unfavorable to us, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operations or our stock price.

In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleged that aspects of the Company’s technology infringe one or more patents alleged to be held by the plaintiff. Effective April 15, 2002, we entered into a settlement and release agreement, without admitting any liability, under which Primus was released from all claims and potential damages for past infringement and was granted a five-year license under the patents for Primus products and services. We are not using any Mindfabric software or technology in our products. After January 1, 2007, depending on the products Primus is then selling and the status of the Mindfabric patents, Primus may need to either obtain a commercially reasonable license under the patents for the remainder of their patent life or potentially defend an action for post January 1, 2007 alleged infringement. However, any customer who licenses the Company’s product prior to January 1, 2007 will have a perpetual license under the patents. Under the terms of the settlement, Primus made cash payments to Mindfabric in April and July of 2002 and delivered 75,000 shares of registered Primus common stock, subject to certain resale and volume limitations. In connection with this settlement, the Company recorded a charge of $275,000 to general and administrative expenses during the year ended December 31, 2002, which is net of the value of 112,500 Primus shares withheld under the AnswerLogic acquisition escrow. Of these 112,500 shares, 75,000 were delivered to Mindfabric and 37,500 shares were cancelled during the year ended December 31, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during our fourth quarter.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED

STOCKHOLDER MATTERS

Market Price of Common Stock

Since our initial public offering on June 30, 1999, our common stock has traded on either the Nasdaq National or the Nasdaq Small Cap Market® under the symbol PKSI. The following table sets forth, for the period indicated, the high and low sales prices for the common stock as reported on either the Nasdaq National or Small Cap Market. These quotations reflect inter-dealer prices and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

COMMON STOCK PRICE

Period	High	Low
January 1, 2001—March 31, 2001	$10.00	$3.13
April 1, 2001—June 30, 2001	$5.98	$2.13
July 1, 2001—September 30, 2001	$5.00	$0.77
October 1, 2001—December 31, 2001	$1.40	$0.61
January 1, 2002—March 31, 2002	$2.50	$0.83
April 1, 2002—June 30, 2002	$2.58	$0.70
July 1, 2002—September 30, 2002	$0.86	$0.31
October 1, 2002—December 31, 2002	$0.62	$0.25

The closing sale price of the common stock on December 31, 2002 was $0.42. On March 14, 2003 the closing price reported on the Nasdaq Small Cap Market System for the common stock was $0.60.

Holders of Common Stock

As of March 14, 2003, there were approximately 265 shareholders of record of our common stock and 19,053,821 shares of common stock outstanding.

Dividend Policy

We have never paid any cash dividends on the common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain any future earnings for use in our business. In addition, the terms of our current credit facility prohibits us from paying dividends without our lender’s consent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6, “Financing Arrangements,” to our attached Consolidated Financial Statements.

ITEM 6.    SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

The following selected condensed consolidated financial data and other operating information is derived from our consolidated financial statements. The condensed consolidated statement of operations data and balance sheet data presented below were derived from our audited consolidated financial statements. When you read this selected condensed consolidated financial data, it is important that you also read the historical consolidated financial statements and related notes included in this Form 10-K, as well as the section of this Form 10-K related to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Fiscal Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data (1):
Revenue	$20,942	$27,550	$47,669	$27,318	$12,219
Cost of revenue	5,025	8,107	10,892	7,725	4,653
Sales and marketing	11,519	19,812	27,653	19,180	12,537
Research and development	7,856	12,636	14,669	10,177	5,957
General and administrative	4,367	6,551	9,401	6,657	4,518
Amortization of goodwill	—	550	—	—	—
Restructuring charges	1,227	2,530	—	—	—
Merger related costs	—	—	505	1,520	—

Loss from operations	(9,052)	(22,636)	(15,451)	(17,941)	(15,446)
Other income (expense), net	202	1,232	2,655	1,093	(52)

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(8,850)	(21,404)	(12,796)	(16,848)	(15,498)
Income tax expense (benefit)	111	417	217	267	(57)

Loss before extraordinary item and cumulative effect of change in accounting principle	(8,961)	(21,821)	(13,013)	(17,115)	(15,441)
Extraordinary gain on disposal of assets	—	566	—	—	—

Loss before cumulative effect of change in accounting principle	(8,961)	(21,255)	(13,013)	(17,115)	(15,441)
Cumulative effect of change in accounting principle (3)	(2,281)	—	—	—	—

Net loss	$(11,242)	$(21,255)	$(13,013)	$(17,115)	$(15,441)

Net loss available to common shareholders	$(11,242)	$(21,255)	$(13,056)	$(18,234)	$(16,278)

Basic and diluted net loss per common share (2):
Loss before extraordinary item	$(0.47)	$(1.18)	$(0.74)	$(1.81)	$(3.49)
Extraordinary gain on disposal of assets	—	0.03	—	—	—
Cumulative effect of change in accounting principle	(0.12)	—	—	—	—

	$(0.59)	$(1.15)	$(0.74)	$(1.81)	$(3.49)

Shares used in computing basic and diluted net loss per common share	18,982,841	18,551,628	17,705,757	10,081,183	4,668,404

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data (1):
Cash, cash equivalents and short-term investments	$12,958	$18,499	$39,959	$54,657	$10,541
Working capital	7,604	14,288	34,398	44,538	4,981
Total assets	21,260	33,294	56,938	67,406	21,574
Total current liabilities	10,402	11,263	17,091	19,591	13,141
Long-term debt, net of current portion	—	—	—	60	1,265
Redeemable convertible preferred stock	—	—	—	9,054	31,523
Shareholders’ equity (deficit)	10,858	22,031	39,847	38,701	(24,355)

(1)	Reflects restatement for pooling-of-interests business combination.
(2)	For further discussion of loss per share see Note 1 of Notes to Consolidated Financial Statements.
(3)	For further discussion of the change in accounting principle see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Risks Associated with our Business and Future Operating Results” in Part I of this Annual Report.

Overview

We provide application software that enables companies to deliver great service by accessing, analyzing and improving information. Primus software offers a significant measurable value to businesses by providing an application that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Primus software products can be implemented as a suite or as individual products, depending on the customer’s preference and/or business need. Primus software is flexible and easily implemented. Our solutions can be used in combination with leading eService applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, PeopleSoft, Remedy, Siebel and others. In addition to software applications, Primus offers professional services to assist customers with software implementation, integration, hosting, training and support.

To compete in today’s business environment, companies must maximize their relationships with their existing customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement eService initiatives and software. eService software is designed to enable companies to interact with their customers using both traditional and eBusiness communication channels—including the phone, web, email, chat, and voice over IP (VOIP)—and to manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international revenue constituted 20% of our 2002 revenue, 23% of our 2001 revenue and 20% of our 2000 revenue. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. We have not guaranteed any obligations of the joint venture nor do we have any commitment or intent to provide any funding.

The Primus software suite consists of Primus eServer, Primus eSupport, Primus Answer Engine and Primus iView and Primus Quick Resolve. Product license revenue and related services from Primus eServer and Primus eSupport products accounted for 90% or more of total revenue for each of the years ended December 31, 2002, 2001 and 2000, and we expect these products to continue to account for a substantial portion of our revenue for 2003. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially and adversely affect our business, financial condition, operating results and stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products, including products based on the technology acquired from AnswerLogic, and our ability to develop and sell enhanced versions of our products.

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred quarterly net losses since inception, and as of December 31, 2002, had an accumulated deficit of approximately $100 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development and sales and marketing.

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

On January 21, 2000, pursuant to an Agreement and Plan of Merger, dated January 8, 2000, we acquired ownership of 2order.com, Inc. (2order), a privately held software company, which developed and marketed software that acts as a personal sales assistant, helping buyers define requirements and configure custom solutions. 2order was incorporated in Georgia in 1991 under the name Business Systems Design, Inc. As a result of the merger, we issued 1,506,126 shares of our common stock in exchange for all issued and outstanding capital stock and assumed all outstanding options and warrants of 2order, which represents, on a converted basis, 150,378 shares of Primus common stock. The transaction was accounted for as a pooling-of-interests business combination, and accordingly, the consolidated financial statements have been prepared to reflect the restatement of all periods presented to include the accounts of 2order. The historical results of the pooled entities reflect each of their actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly combined entity.

On May 31, 2001, we acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic’s technology provided us with natural language capabilities that were a logical extension to our product suite. These capabilities allowed our customers to provide direct answers to customer questions from unstructured data sources—HTML, PDF and text formats—as well as structured information contained in the Primus knowledgebase. At the closing of the acquisition, all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock, 112,500 shares of which were held in escrow. During the quarter ended September 30, 2002, 75,000 of the 112,500 shares held in escrow were delivered to Mindfabric, Inc. as part of a settlement and release agreement (see Note 10) and the remaining 37,500 shares were cancelled.

The acquisition was accounted for by the purchase method whereby the purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $2.8 million has been recorded as goodwill and was being amortized on a straight-line basis over the estimated useful life of three years. The fair value of the common stock issued in the acquisition was $3.94 per share, based on the average market price for a three-day period before and after May 21, 2001.

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

During the fourth quarter of 2001, and again during the first and third quarters of 2002, the Company executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2001, Primus recorded $2,530,000 in restructuring and other related charges. Restructuring charges for the year ended December 31, 2002 totaled $1,227,000.

The components of the 2001 charges and a rollforward of the related liability included within accrued and other liabilities follows (in 000’s):

	Balance at December 31, 2000	Charge for the year ended December 31, 2001	Net Cash Payments & Impairments	Balance at December 31, 2001
Excess facilities and asset impairments	$—	$1,375	$(775)	$600
Employee separation costs	—	1,145	(1,145)	—
Other	—	10	—	10

Total	$—	$2,530	$(1,920)	$610

The components of the 2002 charges and a rollforward of the related liability included within accrued and other liabilities follows (in 000’s):

	Balance at December 31, 2001	Charge for the year ended December 31, 2002	Net Cash Payments & Impairments	Net Cash Balance at December 31, 2002
Excess facilities and asset impairments	$600	$636	$(710)	$526
Employee separation costs	—	581	(581)	—
Other	10	10	(20)	—

Total	$610	$1,227	$(1,311)	$526

Excess facilities and asset impairment charges for the years ended December 31, 2002 and 2001 were approximately $636,000 and $1.4 million, respectively, and were the result of our decision to exit certain domestic and international facilities, and were estimated based on our evaluation of then current market conditions relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges are primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may exceed the 2002 estimate. Future cash outlays are anticipated through June 2004 unless we are able to negotiate to exit the leases at an earlier date.

Employee separation and other costs for the years ended December 31, 2002 and 2001 were approximately $591,000 and $1.1 million, respectively, and included severance, benefits and associated costs related to reductions in our workforce during the fourth quarter of 2001 and the first and third quarters of 2002. During 2001, we reduced our sales and marketing workforce by 29 employees, our research and development workforce by 24 employees, our professional services and support workforce by 14 employees, and our general and administrative workforce by 5 employees for a total workforce reduction of 72 people. In 2002, exclusive of attrition, we reduced our research and development workforce by 18 employees, or 25%, our sales marketing workforce by 9 employees, or 14%, our professional services and support workforce by 4 employees, or 10%, and our general and administrative workforce by 3 employees, or 12%, for a total workforce reduction of 34 people, or 17% of our employee base from January 1, 2002.

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

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Restructuring

During 2001 and 2002, we recorded significant write-offs and accruals in connection with our restructuring program under Emerging Issues Task Force, or EITF, Issue No. 94-3. These write-offs and accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these write-offs and accruals, the actual costs could differ from these estimates.

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our financial statements.

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

Vendor-specific objective evidence (VSOE) is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In multiple element arrangements in which VSOE exists only for undelivered elements, the fair value of the undelivered elements are deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Prior to the fourth quarter of 2001, for our eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, we released new versions of these software products, which do not require significant installation efforts. Accordingly, revenue from software license arrangements is recognized upon the delivery of the software, regardless of whether installation services are sold, provided all of the other revenue recognition requirements of Statement of Position No. 97-2 have been met. This change did not have a material impact upon adoption.

If a customer requires an acceptance period, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenue for license arrangements with payment terms extending beyond one year is recognized periodically as payments become due, provided all other conditions for revenue recognition are met.

Service revenue consists of maintenance and support fees and consulting, training and hosting fees. Maintenance and support and ongoing hosting fees are recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation and integration services performed on a time-and-materials basis under separate service arrangements related to the use of our software products. Revenue from consulting and training services is recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the software, provided services do not include significant customization or modification of the base product, and the licenses are not subject to acceptance criteria.

From time to time we enter into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. Our distribution agreement with Primus KK, a related party, provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers, subject to certain guaranteed minimum royalty payments. Sublicense fees are recognized upon delivery of software to Primus KK if pervasive evidence of an arrangement between the distributor and their customer exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for the undelivered elements. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. Our agreements with our customers and resellers, including Primus KK, do not contain product return rights.

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment. At December 31, 2002 and 2001, the allowance for doubtful accounts was $412,000 and $1,524,000, respectively.

Goodwill

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, we had unamortized goodwill of approximately $2.3 million, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002. Accordingly, we recognized a $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in our Consolidated Statements of Operations.

	Fiscal Year Ended December 31,
	2002	2001	2000
	(As a percentage of total revenue)
Revenue:
License	39%	46%	70%
Service	61	54	30

Total revenue	100	100	100
Cost of revenue:
License	2	1	2
Service	22	28	21

Total cost of revenue	24	29	23

Gross profit	76	71	77

Operating expenses:
Sales and marketing	55	72	58
Research and development	37	46	31
General and administrative	21	24	20
Amortization of goodwill	—	2	—
Restructuring charges	6	9	—
Merger related costs	—	—	1

Total operating expenses	119	153	110

Loss from operations	(43)	(82)	(33)
Other income, net	1	4	6

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(42)	(78)	(27)
Income tax expense	1	1	1

Loss before extraordinary item and cumulative effect of change in accounting principle	(43)	(79)	(28)
Extraordinary gain on disposal of assets	—	2	—

Loss before cumulative effect of change in accounting principle	(43)	(77)	(28)
Cumulative effect of change in accounting principle	(11)	—	—

Net loss	(54)%	(77)%	(28)%

Years ended December 31, 2002 and 2001

Revenue

Total revenue was $20.9 million and $27.6 million in 2002 and 2001, respectively, representing a decrease of $6.6 million, or 24%. During 2002 and 2001, no single customer accounted for 10% or more of total revenue, other than related party sales to Primus KK of $1,394,000 and $3,134,000, respectively. International revenue was $4.2 million and $6.4 million in 2002 and 2001, respectively, representing a decrease of $2.2 million, or 34%. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future.

License Revenue.    Total license revenue was $8.1 million and $12.6 million in 2002 and 2001, respectively, representing a decrease of $4.5 million, or 36%. We experienced a decrease in the sales of our software in 2002 as compared to 2001. We believe the continued weakening of the global economy in 2002 and the continued global slow down in information technology spending contributed to this decline. During the year, the buying patterns of our potential customers caused a long sales cycle, making it difficult to predict when license sales would close. License revenue as a percentage of total revenue was 39% and 46% in 2002 and 2001, respectively. Software license revenue decreased as a percentage of total revenue primarily due to the decrease in our software license revenue. We believe that the depth and duration of the current economic slowdown will have a material impact on our operating results.

Service Revenue.    Total service revenue was $12.9 million and $15.0 million in 2002 and 2001, respectively, representing a decrease of $2.1 million, or 14%, which was the result of a decrease in maintenance and support contract revenue of $1.3 million and a decrease in consulting fees of $800,000 over the same period. Service revenue as a percentage of total revenue was 61% and 54% in 2002 and 2001, respectively. The increase in maintenance and support contract revenue as a percentage of total revenue is primarily due to the significant decrease in license revenue. The decrease in maintenance and support contract revenue and consulting fees are by-products of continued pricing pressures, the termination of certain low margin maintenance and support contracts and the declines in both license revenue and information technology spending experienced during the current year. We expect the amount of and proportion of services revenue to total revenue to fluctuate in the future, depending primarily on the dollar amount of software license sales and our customers’ use of third-party consulting and implementation or integration services providers.

Cost of Revenue

Total cost of revenue was $5.0 million and $8.1 million in 2002 and 2001, respectively, representing a decrease of $3.1 million, or 38%.

Cost of License Revenue.    Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of license revenue was $328,000 and $373,000 in 2002 and 2001, respectively, representing a decrease of $45,000, or 12%. Cost of license revenue as a percentage of license revenue was 4% and 3% during 2002 and 2001, respectively. The increase in the cost of license revenue as a percentage of license revenue is primarily due to the write off of certain amounts under a prepaid royalty agreement during 2002. The decrease in the cost of license revenue as an absolute dollar amount is due to the significant decline in license revenue in 2002. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology integrated with our solutions.

Cost of Service Revenue.    Cost of services revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of service provided by third-party consultants engaged by Primus. Cost of service revenue was $4.7 million and $7.7 million in 2002 and 2001, respectively, representing a decrease of $3.0 million, or 39%. Cost of service revenue as a percentage of service revenue was 37% and 52%, or a gross margin of 63% and 48%, during 2002 and 2001, respectively. The decrease in cost of service revenue as a percentage of services revenue was primarily due to the higher utilization rates for our professional services staff, continued cost containment efforts and the cost savings realized from workforce reductions made since the fourth quarter of 2001 within the professional services and customer support organizations. During 2002, our professional services and support workforce decreased by 7 employees, or 18%. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation and integration services, as well as staffing levels, overhead costs and customer needs. Gross profit margins are generally higher for post contract customer support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and integration services. We anticipate that cost of service revenue will decrease in the first six months 2003 as compared to the same period of 2002, primarily as a result of our 2001 and 2002 restructurings and our continued cost containment efforts. In subsequent periods we expect that cost of service revenue as an absolute dollar amount will fluctuate.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses were approximately $11.5 million and $19.8 million for 2002 and 2001, respectively, representing a decrease of $8.3 million or 42%. This decrease is primarily the result of the reduction in total fixed and variable (bonuses and commissions) employee related costs due to the reduction in sales and marketing headcount since July of 2001, as well as reductions in overhead, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. During 2002, our sales and marketing workforce decreased by 16 employees, or 25%. Sales and marketing expenses as a percentage of total revenue were 55% and 72% in 2002 and 2001, respectively. This decrease as a percentage of total revenue is primarily due to the substantial decrease in total sales and marketing expenses during 2002, as well as the significant decrease in total revenue from 2001 to 2002. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future. We anticipate that sales and marketing expenses as an absolute dollar amount will decrease in the first six months of 2003 as compared to the same period in 2002, primarily as a result of our 2002 restructurings and our continued cost containment efforts. In subsequent periods we expect that sales and marketing expense as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenue, staffing levels, overhead costs and our assessment of market opportunities and sales channels.

Research and Development.    Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality control testing, and consist primarily of salaries, benefits, and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists and quality assurance personnel. Research and development expenses were approximately $7.9 million and $12.6 million in 2002 and 2001, respectively, representing a decrease of approximately $4.8 million or 38%. The decrease was primarily due to reductions in overhead expenses, the discontinuance of funding for 2order during the third quarter of 2001, reductions in research and development headcount since July of 2001 and our continued cost containment efforts, partially offset by increases in research and development headcount related to our May 31, 2001 acquisition of AnswerLogic. During 2002, our research and development workforce decreased by 24 employees, or 34%. Research and development expenses as a percentage of total revenue were 38% and 46% for 2002 and 2001, respectively. This decrease as a percentage of total revenue is primarily due to the substantial decrease in total research and development spending in 2002 and the significant decrease in total revenue from 2001 to 2002. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. When required, we also use third-party development firms to expand the capacity and technical expertise of our internal research and development teams and in January of 2003 we engaged an offshore development team to accelerate our development efforts. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demand.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs and professional-services fees. General and administrative expenses were approximately $4.4 million and $6.6 million in 2002 and 2001, respectively, representing a decrease of approximately $2.2 million or 33%. This decrease is primarily due to reductions in the fixed and variable components of total compensation related expenses in the second half of 2001 and 2002, as well as reductions in overhead costs, consulting fees, recruiting expenses and bad debt expenses, partially offset by increases in legal expenses. During 2002, our general and administrative workforce decreased by 5 employees, or 20%. The decrease in absolute dollars incurred for general and administrative expenses for 2002 reflects the continued impact of the overall cost containment measures taken by us during the last eighteen months. General and administrative expenses as a percentage of total revenue were 21% in 2002 and 24% in 2001. The decrease of general and administrative expense as a percentage of total revenue is primarily attributable to the substantial decrease in general and administrative expenses during 2002, as well as a significant decrease in revenue during the same period. We believe that our general and administrative expenses will fluctuate in absolute dollars in future periods, depending primarily on the volume of future revenue, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

Goodwill Amortization.    Amortization of goodwill was $0 in 2002 and $550,000 in 2001. The goodwill amortization expense is a result of the acquisition of AnswerLogic, which was completed in May 2001 and accounted for under the purchase method of accounting. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, we had unamortized goodwill of approximately $2.3 million, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002. Accordingly, we recognized a $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

Restructuring Charges.    In 2002 we incurred restructuring charges of approximately $1.2 million. During the first quarter of 2002, we executed a further restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce. Exclusive of attrition, we reduced our research and development workforce by ten employees, or 14%, our sales and marketing workforce by seven employees, or 11%, our professional services and support workforce by four employees, or 10%, and our general and administrative workforce by three employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base at March 2002.

During the third quarter of 2002, we executed a further restructuring plan and as a result incurred charges of approximately $827,000 related to our decision to exit certain domestic and international facilities and reduce our workforce. Excess facilities charges and related asset impairments for the three months ended September 30, 2002 were estimated at $671,000 based on our evaluation of current market conditions relative to our existing excess facilities accrual. The estimated facility costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges are primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plan. If other estimates and/or assumptions change, the actual loss may exceed this estimate. Future cash outlays are anticipated through December 2003 unless the Company is able to negotiate to exit the lease at an earlier date. Employee separation costs, which include severance, benefits and associated costs of $156,000, relates to approximately ten employees terminated during the third quarter of 2002. The ten employees were primarily in marketing and research and development departments. At December 31, 2002, unpaid restructuring charges consisted of excess facilities costs of $526,000, which is net of estimated future sublease receipts of $52,000.

During the fourth quarter of 2001, we executed a restructuring plan and as a result incurred restructuring charges of approximately $2.5 million related to the reductions in our workforce and costs associated with certain excess leased facilities and asset impairments. Included in the charge was approximately $800,000 for assets disposed of or removed from operations as a direct result of its restructuring plan, which consisted primarily of leasehold improvements, computer equipment and related software, office equipment, and furniture and fixtures. Also included in the charge was approximately $1.1 million for severance, benefits and related costs due to the reduction in workforce. We reduced our workforce by 72 people, or 26% of our employee base in October 2001, and all functional areas were affected by the reductions. The remaining $600,000 of the charge was due to our decision to exit and reduce excess facilities. A portion of the charge was based on the estimated period to sublease the excess space and the current estimated lease rental rates for leases in the respective market.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income, Net.    Other income decreased $1.0 million, or 84%, from $1.2 million in 2001 to $200,000 in 2002. The decrease from period to period is primarily due to fluctuations in the average combined cash, cash equivalents and short-term investment balances as well as declining investment yields. We expect to continue to yield investment income on our average balance of combined cash and cash equivalents and short-term and long-term investments at an average rate that is less than that experienced in 2002.

Income Taxes.    We have not recorded income tax benefits related to the net operating losses in 2002 or 2001, as a result of the uncertainties regarding the realization of the tax benefits from such losses. Income tax expense recorded in 2002 and 2001 primarily relates to our foreign operations.

Net operating loss carryforwards at December 31, 2002 for federal and state income tax reporting purposes were approximately $135 million, and $22,000 of net operating loss carryforwards expired in 2002. Approximately $41.1 million are related to deductions for the exercise of non-qualified stock options. The Internal Revenue Code contains provisions that may limit the use in any future period of our net operating loss and credit carryforwards upon the occurrence of certain events, including significant change in ownership interests.

Cumulative Effect of Change in Accounting Principle.    We recognized a $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142 on January 1, 2002. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, we had unamortized goodwill of approximately $2.3 million, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002.

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

Years ended December 31, 2001 and 2000

Revenue

Total revenue was $27.6 million and $47.7 million in 2001 and 2000, respectively, representing a decrease of $20.1 million, or 42%. During 2001 and 2000, other than related party sales to Primus KK of $3,134,000 and $2,609,000, respectively, no single customer accounted for 10% or more of total revenue.

License Revenue.    Total license revenue was $12.6 million and $33.2 million in 2001 and 2000, respectively, representing a decrease of $20.6 million, or 62%. International license revenue decreased $3.6 million over the same period. Our international sales constituted 23% of our 2001 revenue, 20% of our 2000 revenue, and 16% of our 1999 revenue. We experienced a decrease in the year-on-year sales of our software in 2001. We believe the weakening of the global economy in 2001 and the continued global slow down in information technology spending contributed to this decline. During the year, the buying patterns of our potential customers were different than in the prior year, and resulted in a longer sales cycle, making it difficult to predict when license sales would close. License revenue as a percentage of total revenue was 46% and 70% in 2001 and 2000, respectively. Software license revenue decreased as a percentage of total revenue primarily due to the decrease in our software license revenue, and the growth of our support and maintenance contracts we obtained as our customer base grew.

Services Revenue.    Total services revenue was $15.0 million and $14.5 million in 2001 and 2000, respectively, representing an increase of $0.5 million, or 3%, which was the result of an increase in maintenance and support contract revenue of $2.8 million and a decrease in consulting fees of $2.3 million over the same period. Services revenue as a percentage of total revenue was 54% and 30% in 2001 and 2000, respectively. Our growing installed base was the primary driver for the increase in maintenance and support contract revenue, and this coupled with the substantial decrease in license revenue resulted in the significant change in the percentage of revenue generated from licenses and services. The decrease in consulting fees is a by-product of the declines in license revenue and information technology spending experienced during 2001.

Cost of Revenue

Total cost of revenue was $8.1 million and $10.9 million in 2001 and 2000, respectively, representing a decrease of $2.8 million, or 26%.

Cost of License Revenue.    Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of license revenue was $370,000 and $1.1 million in 2001 and 2000, respectively, representing a decrease of $730,000, or 66%. This decrease in the cost of license revenue is primarily due to the significant decrease in license revenue from 2000 to 2001. Cost of license revenue as a percentage of license revenue was 3%, during both 2001 and 2000.

Cost of Services Revenue.    Cost of services revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of services provided by third-party consultants engaged by Primus. Cost of services revenue was $7.7 million and $9.8 million in 2001 and 2000, respectively, representing a decrease of $2.1 million, or 21%. Cost of services revenue as a percentage of services revenue was 52% and 68%, during 2001 and 2001, respectively. The decrease in cost of services revenue as a percentage of services revenue was primarily due to the continued growth of post-contract support revenue attributable to the increase in our installed customer base along with the cost savings from fourth quarter 2001 workforce reductions of 14 employees, or 26%, within the professional services and customer support organizations. Cost of services revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation and integration services, as well as staffing levels, overhead costs and customer needs. Gross profit margins are generally higher for support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and integration services.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses decreased $7.9 million, or 28%, from $27.7 million in 2000 to $19.8 million in 2001. This decrease is due to the reduction in the variable component of total compensation related costs (i.e. bonuses, commissions and related payroll taxes) which are related to the decrease in revenue for the periods presented; as well as fourth quarter 2001 reductions in total sales and marketing workforce of 29 employees, or 31%, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. Sales and marketing expenses as a percentage of total revenue were 72% and 58% in 2001 and 2000, respectively. This increase as a percentage of total revenue is primarily due to the significant decrease in total revenue from 2000 to 2001.

Research and Development.    Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits, and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists and quality assurance personnel. Research and development expenses decreased $2.1 million, or 14%, from $14.7 million in 2000 to $12.6 million in 2001. The decrease was primarily due to the discontinuance of funding for 2order, 2001 reductions in the variable component of total compensation related costs, fourth quarter 2001 reductions in research and development headcount of 24 employees, or 25%, and the use of third party consultants within our research and development group, partially offset by increases in research and development headcount related to our acquisition of AnswerLogic. Research and development expenses as a percentage of total revenue were 46% and 31% for 2001 and 2000, respectively. This increase as a percentage of total revenue is primarily due to the significant decrease in total revenue from 2000 to 2001.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs and professional-services fees. General and administrative expenses decreased $2.8 million, or 30%, from $9.4 million in 2000 to $6.6 million in 2001. This decrease is primarily due to the 2001 year reductions in the variable component of total compensation related costs and fourth quarter 2001 reduction in general and administrative headcount of 5 employees, or 17%, travel costs, recruiting expenses and professional service fees; partially offset by increases in facility charges and depreciation expense. The decrease in total general and administrative expenses reflects the continued impact of the overall cost containment measures taken by us during 2001. General and administrative expenses as a percentage of total revenue were 24% in 2001 and 20% in 2000. This increase as a percentage of total revenue is primarily due to the significant decrease in total revenue from 2000 to 2001. The increase in general and administrative expense as a percentage of total revenue is directly attributable to revenue declining at a much faster pace than general and administrative expenses in 2001.

Goodwill Amortization.    Amortization of goodwill was $550,000 in 2001 and zero in 2000. The goodwill amortization expense is a result of the acquisition of AnswerLogic, which was completed in May 2001 and accounted for under the purchase method of accounting. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, we had unamortized goodwill of $2.3 million, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002. Accordingly, we

recognized a $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

Restructuring Charges.    During the fourth quarter of 2001, we developed and executed a restructuring plan and as a result incurred restructuring charges of approximately $2.5 million related to the reductions in our workforce and costs associated with certain excess leased facilities and asset impairments. Included in the charge was approximately $800,000 for assets disposed of or removed from operations as a direct result of our restructuring plan, which consisted primarily of leasehold improvements, computer equipment and related software, office equipment, and furniture and fixtures. Also included in the charge was approximately $1.1 million for severance, benefits and related costs due to the reduction in workforce. We reduced our workforce by 72 people, or 26% of our employee base in October 2001, and all functional areas were affected by the reductions. The remaining $600,000 of the charge is due to our decision to exit and reduce excess facilities. A portion of the charge was based on the estimated period to sublease the excess space and the then current estimated lease rental rates for leases in the respective market.

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

Income Taxes.    We have not recorded income tax benefits related to the net operating losses in 2001 or 2000, as a result of the uncertainties regarding the realization of the tax benefits from such losses. Income tax expense recorded in 2001 and 2000 primarily related to our foreign operations.

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

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for 2002 and 2001. You should read the following table in conjunction with our consolidated financial statements and the notes related thereto. We have prepared this unaudited condensed information on a basis consistent with the audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from our quarterly results of operations.

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
	(In thousands, unaudited)
Condensed Consolidated Statement of Operations Data:
Revenue:
License	$1,582	$2,945	$1,108	$2,457	$3,216	$1,010	$2,376	$5,967
Service	2,981	3,167	3,132	3,570	3,009	3,720	4,141	4,111

Total revenue	4,563	6,112	4,240	6,027	6,225	4,730	6,517	10,078

Cost of revenue:
License	64	147	44	73	118	53	68	134
Service	1,110	1,144	1,148	1,295	1,551	1,591	2,206	2,386

Total cost of revenue	1,174	1,291	1,192	1,368	1,669	1,644	2,274	2,520

Gross profit	3,389	4,821	3,048	4,659	4,556	3,086	4,243	7,558

Operating expenses:
Sales and marketing	2,629	2,898	2,925	3,067	3,710	4,863	4,966	6,273
Research and development	1,582	1,790	2,099	2,385	2,596	3,742	3,323	2,975
General and administrative	889	843	1,282	1,353	1,164	1,840	1,657	1,890
Amortization of goodwill	—	—	—	—	236	235	79	—
Restructuring charges	(35)	827	—	435	2,530	—	—	—

Total operating expenses	5,065	6,358	6,306	7,240	10,236	10,680	10,025	11,138

Loss from operations	(1,676)	(1,537)	(3,258)	(2,581)	(5,680)	(7,594)	(5,782)	(3,580)
Other income (expense), net	14	(15)	93	110	182	135	388	527

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(1,662)	(1,552)	(3,165)	(2,471)	(5,498)	(7,459)	(5,394)	(3,053)
Income tax expense	17	24	—	70	73	75	43	226

Loss before extraordinary item and cumulative effect of change in accounting principle	(1,679)	(1,576)	(3,165)	(2,541)	(5,571)	(7,534)	(5,437)	(3,279)
Extraordinary gain on disposal of assets	—	—	—	—	—	566	—	—

Loss before cumulative effect of change in accounting principle	(1,679)	(1,576)	(3,165)	(2,541)	(5,571)	(6,968)	(5,437)	(3,279)
Cumulative effect of change in accounting principle	—	—	—	(2,281)	—	—	—	—

Net loss	$(1,679)	$(1,576)	$(3,165)	$(4,822)	$(5,571)	$(6,968)	$(5,437)	$(3,279)

The following table sets forth unaudited condensed consolidated quarterly results of operations as a percentage of revenue for 2002 and 2001.

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
	(Unaudited)
Condensed Consolidated Statement of Operations Data:
Revenue:
License	34.7%	48.2%	26.1%	40.8%	51.7%	21.4%	36.5%	59.2%
Service	65.3	51.8	73.9	59.2	48.3	78.6	63.5	40.8

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.4	2.4	1.0	1.2	1.9	1.2	1.0	1.3
Service	24.3	18.7	27.1	21.5	24.9	33.6	33.9	23.7

Total cost of revenue	25.7	21.1	28.1	22.7	26.8	34.8	34.9	25.0

Gross profit	74.3	78.9	71.9	77.3	73.2	65.2	65.1	75.0
Operating expenses:
Sales and marketing	57.6	47.4	69.0	50.9	59.6	102.8	76.2	62.2
Research and development	34.7	29.3	49.5	39.6	41.7	79.1	51.0	29.5
General and administrative	19.5	13.8	30.2	22.4	18.7	38.9	25.4	18.8
Amortization of goodwill	—	—	—	—	3.8	5.0	1.2	—
Restructuring charges	(0.8)	13.5	—	7.2	40.6	—	—	—

Total operating expenses	111.0	104.0	148.7	120.1	164.4	225.8	153.8	110.5

Loss from operations	(36.7)	(25.1)	(76.8)	(42.8)	(91.2)	(160.6)	(88.7)	(35.5)
Other income (expense), net	0.3	(0.3)	2.2	1.8	2.9	2.9	5.9	5.3

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(36.4)	(25.4)	(74.6)	(41.0)	(88.3)	(157.7)	(82.8)	(30.2)
Income tax expense	0.4	0.4	—	1.2	1.2	1.6	0.6	2.2

Loss before extraordinary item and cumulative effect of change in accounting principle	(36.8)	(25.8)	(74.6)	(42.2)	(89.5)	(159.3)	(83.4)	(32.4)
Extraordinary gain on disposal of assets	—	—	—	—	—	12.0	—	—

Loss before cumulative effect of change in accounting principle	(36.8)	(25.8)	(74.6)	(42.2)	(89.5)	(147.3)	(83.4)	(32.4)
Cumulative effect of change in accounting principle	—	—	—	(37.8)	—	—	—	—

Net loss	(36.8)%	(25.8)%	(74.6)%	(80.0)%	(89.5)%	(147.3)%	(83.4)%	(32.4)%

The trends discussed in the preceding annual comparisons of operating results generally apply to the comparison of operating results for the four quarters in each of the 12-month periods ended December 31, 2002 and 2001. The first quarter of 2002 included the cumulative effect of a change in accounting principle, the first and third quarter of 2002 and the fourth quarter of 2001 included restructuring charges and the third quarter of 2001 included an extraordinary gain on disposal of assets. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

Liquidity and Capital Resources

We have primarily financed our operations through the sale of our equity securities. To a lesser extent, we have financed our operations through equipment financing and traditional lending arrangements. In July 1999, we completed our initial public offering in which we received approximately $46.2 million in cash, net of underwriting discounts, commissions, and other offering costs.

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $13.0 million, representing a decrease of $5.5 million from December 31, 2001. As of December 31, 2002, our working capital was $7.6 million compared to $14.3 million at December 31, 2001.

Our operating activities resulted in net cash outflows of $5.3 million and $20.3 million in 2002 and 2001, respectively. In 2002, adjustments to the $11.2 million net loss to reconcile to cash used in operating activities includes $1.0 million for the decrease in compensation-related accruals, accounts payable, accrued liabilities and deferred revenue. This is offset by approximately $2.1 million for the decrease in accounts receivable, prepaid expenses and other current assets and other assets, $2.2 million in depreciation and amortization, a $2.3 million charge for the cumulative effect of a change in accounting principle and $300,000 loss related to assets disposed of or removed from operations.

Investing activities provided cash of $3.7 million and $23.1 million in 2002 and 2001, respectively. Investing activities for this period consisted primarily of approximately $4.0 million in proceeds from the maturity of short-term investments offset by the purchase of approximately $300,000 in capital equipment.

Financing activities provided cash of $86,000 in 2002 through proceeds from the issuance of common stock and used cash of $378,000 in 2001.

Our principal source of liquidity at December 31, 2002 is our cash, cash equivalents and short-term investments of $13.0 million. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5.25% as of December 31, 2002) and expires in December 2003. There were no borrowings outstanding as of December 31, 2002. As of December 31, 2002, we were in compliance with our financial covenants in connection with the line of credit. If Primus is unable to maintain compliance in the future, this $3.0 million line of credit may not be available in its entirety.

We currently anticipate that we will continue to experience fluctuations in results of operations for the foreseeable future as we:

•	enter new markets for our products and services, including through potential acquisitions of complementary businesses, technology or other assets

•	increase or decrease research and development spending

•	increase or decrease sales and marketing activities

•	develop new distribution channels

•	improve our operational and financial systems

•	broaden our professional services capabilities

We continue to focus on maximizing the performance of our core business and controlling costs to respond to the economic environment. During the fourth quarter of 2001, and again during the first and third quarters of 2002, the Company executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2001, we recorded $2,530,000 in restructuring and other related charges. Restructuring charges for the year ended December 31, 2002 totaled $1,227,000.

Included in restructuring and other related charges are excess facilities and asset impairment charges recorded in 2001 and 2002, which are the result of the Company’s decision to exit certain domestic and international facilities. Excess facilities and asset impairment charges for the year ended December 31, 2002 were estimated at $636,000 based on its evaluation of current market conditions relative to its existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges are primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may differ from this estimate. Future cash outlays of approximately $580,000 are anticipated through June 2004 unless the Company is able to negotiate to exit the leases at an earlier date.

Included in restructuring and other related charges are employee separation and other costs for the year ended December 31, 2002, which included severance, benefits and associated costs of approximately $591,000, related to reductions in our workforce during the first and third quarter of 2002. We reduced our research and development workforce by 18 employees, or 25%, our sales marketing workforce by 9 employees, or 14%, our professional services and support workforce by 4 employees, or 10%, and our general and administrative workforce by 3 employees, or 12%, for a total workforce reduction of 34 people, or 17% of our employee base from December 31, 2001.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will continue to decrease to a level that is closer to our expected revenue while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense reductions without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services grow.

We lease office space under operating leases with various expiration dates through 2006. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows:

Operating Leases
(In thousands)
2003	$1,126
2004	1,151
2005	1,053
2006	21

$3,351

Total minimum lease payments have not been reduced by minimum sublease rentals of approximately $224,000 on leases due in the future under non-cancelable subleases and include $726,000 related to excess facilities. Rent expense was approximately $2.2 million (net of sublease rental income of $356,000), $2.8 million (net of sublease rental income of $177,000), and $2.2 million for 2002, 2001 and 2000, respectively.

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

While we will continue to implement cost containment efforts across our business, our operating expenses, including costs to defend and/or settle legal actions that have been or may be brought against us, will consume a material amount of our cash resources. We believe that the total amount of our cash, cash equivalents and short-term investments, along with our commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated problems or expenses, opportunities for acquisitions or other business initiatives we encounter. Accordingly, we may seek to raise additional working capital through public or private equity or debt (including debt convertible into equity) financing or from other sources. In such event, we may not be able to obtain adequate funding and our recent history of declining market valuation, volatility in our stock price and doubts surrounding our future eligibility to remain listed on the Nasdaq Small CapMarket could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair our current shareholders’ ownership interest in the Company.

Recently Issued Accounting Pronouncements

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of this statement on January 1, 2002 did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company will adopt the provisions of SFAS 146 January 1, 2003. The Company believes that adoption of this statement will not have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements With Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

During the year ended December 31, 2002, decreases in interest rates on the fair market value of our cash, cash equivalents and marketable securities caused an insignificant increase in our net loss. A fixed rate short-term investment at December 31, 2002 of approximately $1 million had an interest rate of 4.49% and is due in 2003. We believe that the impact on the fair market value of our securities and our earnings for 2003 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

Foreign Currency Exchange Risk.    We develop products in the United States and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We have two foreign subsidiaries—Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions

France—whose expenses are incurred in their local currency. Our operating results have not been significantly affected by exchange rate fluctuations in 2001 and 2002. If, during 2003, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2003 would likely not be significantly affected.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 15, of this Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Item 10 is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

In February 2003, Fredric W. Harman, whose term as a director was to expire as of the Company’s 2003 annual shareholders meeting, resigned from the Company’s board of directors.

ITEM 11.    EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Item 11 is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 11 is included in Part I of this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Item 12 is incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2003 Annual Meeting of Shareholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 12 is included in Part I of this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2001, the Company’s Board of Directors approved an unsecured loan to Michael A. Brochu, the Company’s President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan is April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. Accrued interest receivable at December 31, 2002 and 2001 of $65,000 and $26,000, respectively, is included in other assets. This note is subject to full forgiveness in the event of Mr. Brochu’s termination of employment without cause or for good reason following a change of control.

Primus software is marketed, distributed and supported in Japan by Primus Knowledge Solutions, K.K. (“Primus KK”), a joint venture in which we hold a 19.6% minority interest and hold 1 of 6 board of director positions. Trans Cosmos, Inc., Japan’s oldest and largest outsourced customer service and information technology support solutions provider, holds the remaining 80.4% of Primus KK. Trans Cosmos currently holds approximately 10% of our common stock. Our distribution arrangements provide Primus KK with exclusive rights to the Japanese and English versions of our Primus® eServer and Primus® eSupport products in Japan, and nonexclusive distribution rights for these products in Korea, China and Hong Kong. The distribution arrangement continues until terminated by mutual agreement or, if Primus KK has not completed the listing of its common stock on a recognized public stock exchange by December 31, 2004 or if certain performance goals are not met, its expiration on March 31, 2006. In July 2002 and again in January 2003, we amended the distribution agreement with Primus KK, and they have assumed a more significant role in product localization and support for the Japanese market. We also agreed to a new royalty fee structure with guaranteed minimum payments from Primus KK of $1,000,000 per year, to be measured quarterly per the terms of the agreement. In January 2003, Primus committed to invest one-half of the minimum royalty payments in Japanese product version development and support or Primus KK may withhold the underinvested amount from its guaranteed minimum until such deficit investment is made up. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. Our agreement with Primus KK does not contain product return rights. Revenue recognized under the reseller agreement totals approximately $1,394,000, $3,134,000, and $2,609,000 in 2002, 2001 and 2000, respectively, and revenue deferred at December 31, 2002 and 2001 was approximately $248,000 and $353,000, respectively, and accounts receivable at December 31, 2002 and 2001 were approximately $471,000 and $326,000, respectively. Primus KK is accounted for using the cost method, as management believes it does not have significant influence over its operations, has not guaranteed any of its obligations and does not have any commitment or intent to provide any funding. The carrying value of Primus KK is zero at December 31, 2002 and 2001.

ITEM 14.    CONTROLS AND PROCEDURES

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

Changes in internal controls.    We have reviewed our internal controls and there were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

1.	Report of KPMG LLP dated January 31, 2003. (See Page F-2 hereof).

2.	Consolidated Balance Sheets as of December 31, 2002 and 2001. (See Page F-3 hereof).

3.	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000. (See Page F-4 hereof).

4.	Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000. (See Page F-5 hereof).

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000. (See Page F-6 hereof).

6.	Notes to Consolidated Financial Statements. (See pages F-7 through F-26 hereof).

(a)(2) Financial Statement Schedules

Schedule No.	Description
Schedule II	Valuation and Qualifying Accounts

Other schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) Exhibits

(a)	Exhibits. The following is a complete list of Exhibits filed as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated December 12, 1999, among the registrant, San Antonio Acquisition, Inc. and Imparto Software Corporation.(3)

2.2	Agreement and Plan of Merger, dated as of January 8, 2000, by and among the registrant, Austin Acquisition, Inc. and 2order.com, Inc.(4)

2.3	Agreement and Plan of Reorganization, dated May 21, 2001, by and among the registrant, AL Acquisition, Inc. and AnswerLogic, Inc.(6)

3.1	Fourth Amended and Restated Articles of Incorporation of the registrant.(1)

3.2	Second Amended and Restated Bylaws of the registrant.(1)

4.1

Registration Rights Agreement, dated July 22, 1998, as amended, by and among the registrant, Trans Cosmos, USA, Inc., Trans Cosmos, Inc., Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI Affiliates Fund, L.P., Norwest Equity Partners, V, Piper Jaffray, Inc., and Snowden L.P.(1)

4.2

Third Amendment to Registration Rights Agreement, dated December 12, 1999 by and among the registrant, Trans Cosmos USA Inc., Trans Cosmos, Inc., Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI Affiliates Fund, L.P. and Norwest Equity Partners, V.(2)

4.3	Registration Rights Agreement, dated January 21, 2000, by and among the registrant and the Investors listed on Schedule A thereto.(2)

10.1	Separation Agreement, dated as of November 6, 1998, by and between the registrant and Steven L. Sperry.(1)

10.2	Joint Venture Agreement, dated November 16, 1995, by and between the registrant and Trans Cosmos, Inc.(1)

10.3	First Amendment to Joint Venture Agreement, dated September 26, 1997, by and among the registrant, Trans Cosmos, Inc., and Best Career Company.(1)

10.4	Exclusive Distribution License Agreement, dated September 26, 1997, by and between the registrant and Trans Cosmos, Inc.(1)

10.5	First Right of Refusal, dated September 26, 1997, by and between the registrant and Primus K.K.(1)

10.6	Software Marketing and Distribution Agreement, dated March 31, 1998, by and between the registrant and Primus Knowledge Solutions K.K.(1)

Exhibit No.	Description
10.7	Amended and Restated Value Added Reseller License Agreement, dated December 31, 1997, by and between the registrant and Versant Object Technology Corporation.(1)

10.8

Form of Change of Control Agreement entered into by the registrant, Michael A. Brochu, Ronald Stevens, Kim M. Nelson, Patricia L. Cox, Kristopher Klein, David Williamson, Jacek Sadkowski and Diana K. Wong.(1)

10.9	Employee Stock Option and Restricted Stock Award Plan, as adopted by registrant’s board of directors on November 29, 1993.(1)

10.10	Non-Employee Director Stock Option Plan, as adopted by registrant’s board of directors on November 1, 1994.(1)

10.11	1995 Stock Incentive Compensation Plan, as amended and restated on March 12, 1996 and amended on February 10, 1998.(1)

10.12	1999 Stock Incentive Compensation Plan.(1)

10.13	1999 Employee Stock Purchase Plan.(1)

10.14	Office Lease Agreement, dated July 25, 1995, by and between the registrant and Westlake Center Associates Limited Partnership.(1)

10.15	Lease Amendment 1, dated February 1, 1999, by and between the registrant and Westlake Center Associates Limited Partnership.(1)

10.16	Services Agreement, dated February 13, 1998, by and between the registrant and Encompass Globalization, Inc.(1)

10.17	Amended and Restated Software Marketing and Distribution Agreement, dated March 31, 2000, by and between registrant and Primus Knowledge Solutions KK.(1)

10.18	Lease Amendment II, dated February 11, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.(3)

10.19	Lease Amendment III, dated May 31, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.(4)

10.20	Second Amendment to Joint Venture Agreement, dated July 24, 2000, by and between the registrant and Trans Cosmos, Inc.(5)

10.21	Third Amendment to Joint Venture Agreement, dated August 9, 2001, by and between the registrant and Trans Cosmos, Inc.(7)

10.22	Fourth Amendment to Joint Venture Agreement, dated November 7, 2001, by and between the registrant and Trans Cosmos, Inc.(7)

10.23	Addendum One to Amended and Restated Distribution Agreement, dated November 7, 2001, by and between registrant and Primus Knowledge Solutions, KK.(7)

10.24	Lease Amendment IV, dated December 13, 2001, by and between the registrant and Westlake Center Associates Limited Partnership.(7)

10.25	Addendum Two to Amended and Restated Distribution Agreement, dated July 10, 2002, by and between registrant and Primus Knowledge Solutions, KK.(8)

10.26	Lease Amendment V, dated November 26, 2002, by and between the registrant and Westlake Center Associates Limited Partnership.

Exhibit No.	Description
10.27	Addendum Three to Amended and Restated Distribution Agreement, dated January 1, 2003, by and between registrant and Primus Knowledge Solutions, KK.

21	Subsidiaries of the registrant.

23	Consent of KPMG LLP.

99.1

Certification of Michael A. Brochu, President and Chief Executive Officer of Primus Knowledge Solutions, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Ronald M. Stevens, Executive Vice President, Chief financial Officer and Treasurer of Primus Knowledge Solutions, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein to the Registration Statement of Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 30, 1999 (Registration No. 333-77477).
(2)	Incorporated by reference herein to the Form 10-K filed with the Securities and Exchange Commission on March 23, 2000.
(3)	Incorporated by reference herein to the Form 10-Q filed with the Securities and Exchange Commission on May 11, 2000.
(4)	Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
(5)	Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(6)	Incorporated by reference herein to on Form 8-K filed with the Securities and Exchange Commission on June 15, 2001.
(7)	Incorporated by reference herein to on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.
(8)	Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

By:	/s/ MICHAEL A. BROCHU
Michael A. Brochu President, Chief Executive Officer and Chairman of the Board

March 26, 2003
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. BROCHU Michael A. Brochu	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 26, 2003 Date

/s/ RONALD M. STEVENS Ronald M. Stevens	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2003 Date

/s/ JOHN G. CONNORS John G. Connors	Director	March 26, 2003 Date

/s/ ANTONIO M. AUDINO Antonio M. Audino	Director	March 26, 2003 Date

Promod Haque	Director	Date

/s/ YASUKI MATSUMOTO Yasuki Matsumoto	Director	March 26, 2003 Date

/s/ JANICE C. PETERS Janice C. Peters	Director	March 26, 2003 Date

CERTIFICATIONS

I, Michael A. Brochu, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Primus Knowledge Solutions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ MICHAEL A. BROCHU
Michael A. Brochu Chief Executive Officer

I, Ronald M. Stevens, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Primus Knowledge Solutions, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/S/ RONALD M. STEVENS
Ronald M. Stevens Chief Financial Officer

PRIMUS KNOWLEDGE SOLUTIONS, INC.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

Primus Knowledge Solutions, Inc.:

We have audited the consolidated financial statements of Primus Knowledge Solutions, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primus Knowledge Solutions, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

KPMG LLP

Seattle, Washington

January 31, 2003

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands, except share amounts)
A S S E T S
Current assets:
Cash, cash equivalents and short-term investments	$12,958	$18,499
Accounts receivable, net of allowance for doubtful accounts of $412 and $1,524 at December 31, 2002 and 2001, respectively	4,201	5,932
Prepaid expenses and other current assets	847	1,120

Total current assets	18,006	25,551

Property and equipment, net	2,268	4,473
Goodwill, net of accumulated amortization of $550	—	2,281
Note receivable from related party	750	750
Other assets	236	239

Total assets	$21,260	$33,294

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$953	$1,683
Accrued and other liabilities	2,295	1,756
Compensation-related accruals	926	1,392
Deferred revenue, including related-party amounts of $248 and $353 at December 31, 2002 and 2001, respectively	6,228	6,432

Total current liabilities	10,402	11,263

Commitments and contingencies
Shareholders’ equity:
Common stock, $.025 par value; authorized 50,000,000 shares; issued and outstanding 19,053,821 and 18,945,513 shares at December 31, 2002 and 2001, respectively	476	474
Additional paid-in capital	110,187	110,178
Accumulated other comprehensive income	75	17
Accumulated deficit	(99,880)	(88,638)

Total shareholders’ equity	10,858	22,031

Total liabilities and shareholders’ equity	$21,260	$33,294

See accompanying notes to consolidated financial statements

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except share and per share amounts)
Revenue:
License:
Third party	$7,371	$10,417	$31,101
Related party—Primus KK	721	2,152	2,106

	8,092	12,569	33,207
Service:
Third party	12,177	13,999	13,959
Related party—Primus KK	673	982	503

	12,850	14,981	14,462

Total revenue	20,942	27,550	47,669

Cost of revenue:
License	328	373	1,084
Service	4,697	7,734	9,808

Total cost of revenue	5,025	8,107	10,892

Gross profit	15,917	19,443	36,777

Operating expenses:
Sales and marketing	11,519	19,812	27,653
Research and development	7,856	12,636	14,669
General and administrative	4,367	6,551	9,401
Amortization of goodwill	—	550	—
Restructuring charges	1,227	2,530	—
Merger related costs	—	—	505

Total operating expenses	24,969	42,079	52,228

Loss from operations	(9,052)	(22,636)	(15,451)
Interest income	234	1,389	2,714
Other expense, net	(32)	(157)	(59)

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(8,850)	(21,404)	(12,796)
Income tax expense	111	417	217

Loss before extraordinary item and cumulative effect of change in accounting principle	(8,961)	(21,821)	(13,013)
Extraordinary gain on disposal of assets	—	566	—

Loss before cumulative effect of change in accounting principle	(8,961)	(21,255)	(13,013)
Cumulative effect of change in accounting principle	(2,281)	—	—

Net loss	(11,242)	(21,255)	(13,013)
Preferred stock accretion	—	—	(43)

Net loss applicable to common shareholders	$(11,242)	$(21,255)	$(13,056)

Basic and diluted net loss per common share:
Loss before extraordinary item	$(0.47)	$(1.18)	$(0.74)
Extraordinary gain on disposal of assets	—	03	—
Cumulative effect of change in accounting principle	(0.12)	—	—

	$(0.59)	$(1.15)	$(0.74)

Shares used in computing basic and diluted net loss per common share	18,982,841	18,551,628	17,705,757

See accompanying notes to consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
	(In thousands, except share amounts)
Balance at December 31, 1999	16,180,886	$404	$92,891	$(114)	$(110)	$(54,370)	$38,701
Exercise of stock options and warrants	871,211	23	3,930	—	—	—	3,953
Stock options and warrants issued in exchange for services	—	—	178	—	—	—	178
Stock issued for employee stock purchase plan	76,361	2	846	—	—	—	848
Redeemable convertible preferred stock accretion	—	—	(43)	—	—	—	(43)
Conversion of 2order redeemable convertible preferred stock into common stock	916,918	23	9,074	—	—	—	9,097
Deferred stock-based compensation	—	—	—	60	—	—	60
Comprehensive loss:
Foreign currency translation loss	—	—	—	—	(24)	—	—
Unrealized gain on short-term investments	—	—	—	—	90	—	—
Net loss	—	—	—	—	—	(13,013)	—

Total comprehensive loss	—	—	—	—	66	(13,013)	(12,947)

Balance at December 31, 2000	18,045,376	452	106,876	(54)	(44)	(67,383)	39,847
Stock issued in acquisition of AnswerLogic	750,000	19	2,936	—	—	—	2,955
Exercise of stock options	56,960	1	163	—	—	—	164
Stock issued for employee stock purchase plan	93,177	2	236	—	—	—	238
Deferred stock-based compensation	—	—	—	21	—	—	21
Forfeiture of non-vested deferred stock based compensation	—	—	(33)	33	—	—	—
Comprehensive loss:
Foreign currency translation loss	—	—	—	—	(14)	—	—
Unrealized gain on securities available for sale	—	—	—	—	75	—	—
Net loss	—	—	—	—	—	(21,255)	—

Total comprehensive loss	—	—	—	—	61	(21,255)	(21,194)

Balance at December 31, 2001	18,945,513	474	110,178	—	17	(88,638)	22,031
Exercise of stock options	3,571	—	3	—	—	—	3
Stock issued for employee stock purchase plan	142,237	3	80	—	—	—	83
Cancellation of escrowed AnswerLogic shares	(37,500)	(1)	(74)	—	—	—	(75)
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	112	—	—
Unrealized loss on securities available for sale	—	—	—	—	(54)	—	—
Net loss	—	—	—	—	—	(11,242)

Total comprehensive loss					58	(11,242)	(11,184)

Balance at December 31, 2002	19,053,821	$476	$110,187	$—	$75	$(99,880)	$10,858

See accompanying notes to consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,242)	$(21,255)	$(13,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary gain on disposal of assets	—	(566)	—
Loss on disposal of assets	313	790	—
Cumulative effect of change in accounting principle	2,281	—	—
Option and warrant expense	—	21	238
Depreciation and amortization	2,196	3,039	1,826
Changes in assets and liabilities:
Accounts receivable	1,709	4,903	(2,266)
Prepaid expenses and other current assets	448	(229)	208
Other assets	11	76	65
Accounts payable and accrued liabilities	(321)	(3,887)	690
Compensation-related accruals	(497)	(2,079)	(4)
Deferred revenue	(204)	(1,119)	(2,867)

Net cash used in operating activities	(5,306)	(20,306)	(15,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(11,260)	(20,757)
Proceeds from maturities of short-term investments	4,000	35,641	28,445
Proceeds from sale of assets	—	695	—
Purchases of property and equipment	(299)	(1,495)	(4,063)
Issuance of note receivable from related party	—	(750)	—
Cash acquired in acquisition, net of cash paid	—	237	—

Net cash provided by investing activities	3,701	23,068	3,625

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and obligations under credit facility	—	(781)	(379)
Proceeds from exercise of stock options and warrants and purchases of common stock under the employee stock purchase plan	86	402	4,801

Net cash provided by (used in) financing activities	86	(379)	4,422

Effect of exchange rate changes on cash	97	485	(24)

Net (decrease) increase in cash and cash equivalents	(1,422)	2,868	(7,100)
Cash and cash equivalents at beginning of year	13,370	10,502	17,602

Cash and cash equivalents at end of year	$11,948	$13,370	$10,502

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$12	$55	$36
Cash paid during the year for income taxes	265	380	130

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Cancellation of escrowed shares issued for acquisition of AnswerLogic Inc.	$75	$—	$—
Accretion on redeemable convertible preferred stock			43
Shares issued for acquisition of AnswerLogic, Inc.		2,955	—
Assets and liabilities assumed in acquisition:
Current assets		144	—
Property and equipment		1,300	—
Goodwill		2,831	—
Accounts payable and accrued liabilities		490	—
Compensation-related accruals		287	—
Obligations under credit facility		781	—
Conversion of redeemable convertible preferred stock into common stock		—	9,097

See accompanying notes to consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Primus Knowledge Solutions, Inc. and subsidiaries (the Company or Primus) provides application software that enables companies to improve customer service by allowing them to access, analyze and improve information. Primus® software provides an application that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Primus software products can be implemented as a suite or as individual products, depending on the customer’s preference and/or business need. Primus software is flexible and easily implemented. In addition to software applications, Primus offers professional services to assist customers with software implementation, integration, hosting, training and support.

Primus targets mid- to large-sized organizations, and its products are used by call centers, IT helpdesks, field services organizations, human resources organizations, marketing organizations, and eService businesses. In addition to the Company’s traditional markets of technology and telecommunications, Primus touches vertical markets that include aerospace, financial services, manufacturing, outsourced services, eCommerce and retail. Primus develops its products and markets and sells its software and services primarily through a direct sales force and a minority owned Japanese entity. The Company has offices throughout the United States, and in the United Kingdom and France.

Primus software can be deployed as a suite, as individual products, or as an integrated solution with other leading eService applications, depending on the customer’s preference and/or the immediacy of their need. License fees for the Company’s software vary with each application, but their products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. The Company’s typical license agreement provides the licensee a perpetual, nontransferable license to use its software.

The Primus software suite consists of Primus® eServer, Primus® eSupport, Primus® Answer Engine, Primus® iView and Primus® Quick Resolve. Product license revenue and related services from Primus eServer and Primus eSupport products accounted for 90% or more of total revenue for each of the three year periods ended December 31, 2002.

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

In December 1999, the Company merged with Imparto Software Corporation (Imparto) in a combination accounted for as a pooling-of-interests. In January 2000, the Company merged with 2order.com, Inc. (2order) in

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

a combination accounted for as a pooling-of-interests. The consolidated financial statements and notes thereto for all periods prior to the combinations have been restated to include the accounts and results of operations of Imparto and 2order and have become the historical consolidated financial statements of the Company (see Note 2).

On May 31, 2001, Primus acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic’s technology provided Primus with natural language programming and semantic understanding capabilities. These capabilities allow Primus’ customers to provide direct answers to their customer questions from unstructured data sources—HTML, PDF and text formats—as well as structured information contained in the Primus knowledgebase. Primus has accounted for the AnswerLogic business combination using the purchase method of accounting and has included AnswerLogic’s operating results in its consolidated operating results beginning on June 1, 2001 (see Note 2).

During the third quarter of 2001, Primus discontinued funding future product development for its 2order subsidiary. On September 29, 2001, 2order sold the intellectual property associated with the current shipping versions of the Primus® eSales product line and certain other assets to its leading reseller. As a result of this transaction, Primus’ reseller rights for the Primus eSales product line were cancelled. The gain on the disposal of substantially all of the 2order assets was recorded as an extraordinary gain in the Company’s consolidated financial statements since the disposed assets were acquired in an acquisition accounted for using the pooling-of-interests method of accounting and were disposed of within two years of the business combination (see Note 14).

Restructuring Charges

During the fourth quarter of 2001, and again during the first and third quarters of 2002, the Company executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2001, Primus recorded $2,530,000 in restructuring and other related charges. Restructuring charges for the year ended December 31, 2002 totaled $1,227,000.

Restructuring Rollforward

The components of the 2001 charges and a rollforward of the related liability included within accrued and other liabilities follows (in 000’s):

	Balance at December 31, 2000	Charge for the year ended December 31, 2001	Net Cash Payments & Impairments	Balance at December 31, 2001
Excess facilities and asset impairments	$—	$1,375	$(775)	$600
Employee separation costs	—	1,145	(1,145)	—
Other	—	10	—	10

Total	$—	$2,530	$(1,920)	$610

The components of the 2002 charges and a rollforward of the related liability included within accrued and other liabilities follows (in 000’s):

	Balance at December 31, 2001	Charge for the year ended December 31, 2002	Net Cash Payments & Impairments	Balance at December 31, 2002
Excess facilities and asset impairments	$600	$636	$(710)	$526
Employee separation costs	—	581	(581)	—
Other	10	10	(20)	—

Total	$610	$1,227	$(1,311)	$526

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

The excess facilities and asset impairment charges recorded in 2001 and 2002 are the result of the Company’s decision to exit certain domestic and international facilities. Excess facilities and asset impairment charges for the year ended December 31, 2002 were estimated at $636,000 based on its evaluation of current market conditions relative to its existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges are primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may differ from this estimate. The December 31, 2002 liability has been reduced by estimated future sublease receipts of $52,000. Future cash outlays are anticipated through June 2004 unless the Company is able to negotiate to exit the leases at an earlier date.

Employee separation and other costs for the year ended December 31, 2002, which included severance, benefits and associated costs of approximately $591,000, related to reductions in our workforce during the first and third quarter of 2002. We reduced our research and development workforce by 18 employees, our sales marketing workforce by 9 employees, our professional services and support workforce by 4 employees and our general and administrative workforce by 3 employees, for a total workforce reduction of 34 people.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. We perform a periodic analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, individual review of past due balances over 90 days and a specified amount, our history of collections, as well as the overall economic environment. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customers.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets (two to seven years) or over the lease term, if shorter for leasehold improvements.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.     Description of Business and Summary of Significant Accounting Policies (Continued)

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Primus adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required Primus to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. Primus was required to determine the fair value of the Company and compare it to the book value of the Company within six months of January 1, 2002. As the book value of the Company exceeded the fair value of the Company, based upon the Company’s January 1, 2002 market capitalization, Primus was required to perform the second step of the transitional impairment test, as this is an indication that goodwill may be impaired. In this step, Primus compared the implied fair value of goodwill with the book value of the goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the Company, calculated based upon the market capitalization of the Company as of January 1, 2002, to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation was zero, which is the implied fair value of the goodwill. Accordingly, Primus recognized a $2,281,000 transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight line basis over its estimated economic life of three years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

Investment in Primus Knowledge Solutions, K.K.

In December 1995, Primus invested $50,000 for a 50% interest in Primus Knowledge Solutions, KK (Primus KK), a Japanese distributor, with Trans Cosmos, Inc., a Japanese company (TCI), a significant shareholder of the Company. Primus accounted for its investment using the equity method and wrote down its investment to zero in March 1997 as a result of recognizing the Company’s portion of the investee’s losses to date. In September 1997, Primus and TCI renegotiated their agreement, reducing Primus’ ownership to 14.3%. In August 2000, the arrangement was further amended and the Company’s ownership percentage in Primus KK was increased to 19.6%. Primus KK is accounted for using the cost method, as management believes it does not have significant influence over the operations of Primus KK, has not guaranteed any of its obligations and does not have any commitment or intent to provide any funding. The carrying value of the Company’s investment in Primus KK is zero at December 31, 2002 and 2001.

Fair Value of Financial Instruments

At December 31, 2002 and 2001, the recorded amounts of cash and cash equivalents, short-term investments, accounts receivable and payable, prepaid expenses and other current assets, note receivable from related party, accrued and other liabilities and compensation-related accruals reflected in the financial statements

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.     Description of Business and Summary of Significant Accounting Policies (Continued)

approximate fair value based on their liquidity or their short-term nature. The fair value of the Company’s investment in Primus KK is not readily determinable.

Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of.

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

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.     Description of Business and Summary of Significant Accounting Policies (Continued)

Prior to the fourth quarter of 2001, for the Company’s eServer and eSupport products, revenue from software license agreements was recognized over the software core installation period (if sold with installation services) or upon delivery of software (if sold without installation services), provided all of the other revenue recognition requirements of Statement of Position No. 97-2 had been met. During the fourth quarter of 2001, the Company released new versions of these software products, which do not require significant installation efforts. Accordingly, revenue from software license arrangements are recognized upon the delivery of the software, regardless of whether installation services are sold, provided all other revenue recognition requirements of Statements of Position No. 97-2 and 98-9 and SAB 101 have been met. This change did not have a material impact upon adoption.

If a customer requires an acceptance period, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenue for license arrangements with payment terms extending beyond one year is recognized periodically as payments become due, provided all other conditions for revenue recognition are met.

Service revenue consists of maintenance and support fees and consulting, training and hosting fees. Maintenance and support and ongoing hosting fees are recognized ratably over the term of the contract, typically one year. Consulting revenue is primarily related to implementation and integration services performed on a time-and-materials basis under separate service arrangements related to the use of Primus’ software products. Revenue from consulting and training services is recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the software, provided services do not include significant customization or modification of the base product, and the licenses are not subject to acceptance criteria.

From time to time the Company enters into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. The Company’s distribution agreement with Primus KK, a related party, provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers, subject to certain guaranteed minimum royalty payments. Sublicense fees are recognized upon delivery of software to Primus KK if pervasive evidence of an arrangement between the distributor and their customer exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for the undelivered elements. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. The Company’s agreements with its customers and resellers, including Primus KK, do not contain product return rights.

Cost of Revenue

Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of services and maintenance revenue consist primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of services provided by third-party consultants engaged by Primus.

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

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

feasibility and general availability of such software have occurred simultaneously and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expenses and was approximately $287,000, $670,000 and $2,409,000 during the years ended December 31, 2002, 2001, and 2000, respectively.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company’s customer base is dispersed across different geographic areas throughout North America, Europe, and Japan and consists of companies in a variety of industries. During 2002, 2001 and 2000, other than related party sales to Primus KK of $1,394,000, $3,134,000 and $2,609,000 in 2002, 2001 and 2000, respectively, no single customer accounted for 10% or more of total revenue. At December 31, 2002, accounts receivable included amounts due from Primus KK of $471,000 and amounts due from another customer of $484,000, each approximately 10% of gross accounts receivable, which were substantially collected in January 2003. At December 31, 2001, no single customer accounted for 10% or more of accounts receivable. A note receivable from a related party in the amount of $750,000 existed at December 31, 2002 and 2001. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks.

The Company is also subject to risks related to its significant balances of cash, cash equivalents and short-term investments. The Company’s portfolio, however, is diversified and consists primarily of highly rated money market funds and short-term investment-grade securities.

Foreign Currency

The functional currency of the Company’s foreign subsidiary is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the year. The net gain or loss resulting from translation is shown as foreign currency translation adjustment within accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations. There were no significant foreign currency transaction gains or losses in 2002, 2001 or 2000.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2002	2001	2000
	(In thousands, Except Per Share Data)
Net loss, as reported	$11,242	$21,255	$13,056
Deduct stock-based employee compensation expense included in reported net loss	—	(21)	(60)
Add total stock-based employee compensation expense determined under fair value-based method for all rewards	13,753	20,861	21,132

Pro forma net loss	$24,995	$42,095	$34,128
Basic and diluted net loss per share:
As reported	$0.59	$1.15	$.74
SFAS No. 123 pro forma	$1.32	$2.27	$1.93

Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and during 2000, convertible preferred stock. Loss available to common shareholders includes net loss and in 2000, preferred stock accretion. As the Company had a net loss applicable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities for the years ended December 31, 2002, 2001 and 2000 included options and warrants to purchase approximately 6,937,000, 5,103,000, and 5,054,000 common shares, respectively.

Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains (losses) from securities available-for-sale and is presented in the accompanying statements of stockholders’ equity and comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or operations.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, but may not be limited to, the carrying amount of property and equipment and valuation allowances for receivables, inventories and deferred income tax assets. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and are further discussed at Note 16.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements With Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation— Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Note 2.    Business Combinations and Goodwill

On December 12, 1999, the Company entered into an Agreement and Plan of Merger with a California corporation, Imparto Software Corporation (Imparto) and exchanged 913,788 shares of the Company’s common stock for all of the issued and outstanding capital stock of Imparto. In addition, the Company assumed, on a converted basis, 86,212 of options and warrants to purchase capital stock of Imparto outstanding at the time of merger. The combination was accounted for under the pooling-of-interests method of accounting. Imparto had the same fiscal year-end as the Company, and there were no adjustments to conform accounting methods or eliminate intercompany transactions.

On January 21, 2000, pursuant to an Agreement and Plan of Merger, dated as of January 8, 2000, the Company acquired ownership of 2order.com, Inc. (2order), a Georgia corporation. 2order was incorporated in Georgia in 1991 under the name Business Systems Design, Inc. As a result of the merger, Primus issued 1,506,126 shares of the Company’s common stock in exchange for all issued and outstanding capital shares and assumed all the outstanding options and warrants of 2order, which represents, on a converted basis, 150,378 shares of the Company’s common stock. The merger has been accounted for as a pooling-of-interests business combination, and accordingly, the Company’s historical consolidated financial statements have been restated to include the accounts and results of operations of 2order.

During 2000, Primus discontinued funding future product development for its Imparto subsidiary. During the third quarter of 2001, Primus discontinued funding future product development for 2order. On September 29, 2001, 2order sold the intellectual property associated with the current shipping versions of the eSales product line and certain other assets to its leading reseller (See Note 14). As a result of this transaction, Primus’ reseller rights for the eSales product line were cancelled.

On May 31, 2001, Primus acquired AnswerLogic, Inc. (AnswerLogic). AnswerLogic’s technology provides Primus with natural language programming and semantic understanding capabilities that is a natural extension to

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Business Combinations and Goodwill (Continued)

our product suite. These new capabilities will allow Primus customers to provide direct answers to customer questions from unstructured data sources—HTML, PDF and text formats—as well as structured information contained in the Primus knowledgebase. At the closing of the acquisition, all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock, 112,500 shares of which were held in escrow. During the quarter ended September 30, 2002, 75,000 of the 112,500 shares held in escrow were delivered to Mindfabric, Inc. as part of a settlement and release agreement (see Note 12) and the remaining 37,500 shares were cancelled.

The acquisition was accounted for by the purchase method whereby the purchase price of approximately $2,900,000 was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of $2,831,000 has been recorded as goodwill and was being amortized on a straight-line basis over the estimated useful life of three years. The fair value of the common stock issued in the acquisition was $3.94 per share, based on the average market price for a three-day period before and after May 21, 2001.

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

Year Ended December 31, 2001
Total revenue	$27,593
Net loss	(25,598)
Pro forma net loss per share—basic and diluted	(1.35)

This pro forma presentation includes the amortization of goodwill of $944,000, which was required under generally accepted accounting principles prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” discussed below.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for the Company was January 1, 2002. At the date of adoption, the Company had unamortized goodwill of $2,281,000, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002. Accordingly, the Company recognized a $2,281,000 transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Business Combinations and Goodwill (Continued)

Net loss and loss per share for the year ended December 31, 2001, adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

Year Ended December 31, 2001
Net loss:
Reported loss before extraordinary item	$(21,821)
Goodwill amortization	550

Adjusted loss before extraordinary item	(21,271)

Extraordinary item	566

Adjusted net loss	$(20,705)

Basic and diluted loss:
Reported basic and diluted loss per share before extraordinary item per share	$(1.18)
Goodwill amortization	0.03

Adjusted basic and diluted loss before extraordinary item per share	(1.15)

Extraordinary item	0.03

Adjusted net loss	$(1.12)

There was no goodwill amortization in 2000.

Note 3.    Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following:

	December 31,
	2002	2001
	(In thousands)
Cash and cash equivalents	$11,948	$13,370

Short-term investments	1,010	5,129

Total cash, cash equivalents and short-term investments	$12,958	$18,499

At December 31, 2002, all investments mature within one year.

Note 4.    Property and Equipment

Property and equipment, net consists of the following:

	December 31,
	2002	2001
	(In thousands)
Computer equipment	$4,268	$4,138
Furniture, fixtures, and equipment	1,406	1,529
Software	2,420	2,269
Leasehold improvements	301	557

	8,395	8,493
Less accumulated depreciation and amortization	(6,127)	(4,020)

	$2,268	$4,473

Depreciation and amortization expense was approximately $2,196,000, $2,489,000 and $1,826,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Note Receivable from Related Party

In April 2001, the Company’s Board of Directors approved an unsecured loan to Michael A. Brochu, the Company’s President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan is April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. Accrued interest receivable at December 31, 2002 and 2001 of $65,000 and $26,000, respectively, is included in other assets. This note is subject to full forgiveness in the event of Mr. Brochu’s termination of employment without cause or for good reason following a change of control.

Note 6.    Financing Arrangements

As of December 31, 2002, the Company had a $3 million line of credit available, which matures in December 2003 and bears interest at a rate of prime plus 1.0% (5.25% at December 31, 2002). The Company had no borrowings outstanding under the line of credit or outstanding letters of credit at December 31, 2002. All assets of the Company secure the arrangement. The agreement includes certain financial covenants including those requiring the Company to maintain minimum levels of working capital and tangible net worth, which the Company was in compliance with at December 31, 2002. The Company had no long-term debt at December 31, 2002 or 2001.

In connection with the May 2001 acquisition of AnswerLogic, Primus assumed AnswerLogic’s outstanding obligation of approximately $781,000 under a Loan and Security Agreement (Agreement) with a bank, which was comprised of a revolving line of credit in the amount of $325,000 and $456,000 under a $1,000,000 equipment financing facility. On July 5, 2001, Primus paid the outstanding balances of both the revolving line of credit and the equipment financing facility in full, including all accrued interest charges, and cancelled the Agreement with the bank.

Note 7.    Income Taxes

The components of loss before income taxes, extraordinary item and cumulative effect of change in accounting principle are as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
U.S. operations	$(8,956)	$(21,896)	$(13,273)
International operations	106	492	477

	$(8,850)	$(21,404)	$(12,796)

The components of income tax expense are as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Current:
Federal	$—	$—	$—
Foreign taxes	111	417	217

Income tax expense	$111	$417	$217

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Income Taxes (Continued)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to loss before income taxes, extraordinary item and cumulative effect of change in accounting principle as a result of the following:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Income tax benefit at U.S. statutory rate of 35%	$(3,098)	$(7,491)	$(4,479)
Non-deductible expenses, including merger related costs	27	288	250
Change in valuation allowance, net of intra-period allocations	3,450	8,050	5,098
Research and development credit	(310)	(583)	(687)
Foreign taxes	42	153	35

Income tax expense	$111	$417	$217

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$47,259	$38,169
Research and development tax credits	2,778	2,076
Deferred revenue	1,987	2,335
Accrued expenses not currently deductible	798	1,205
Other	873	1,037

Total deferred tax assets	53,695	44,822
Valuation allowance	(53,695)	(44,822)

	$—	$—

Due to the Company’s history of net operating losses, the Company has established a valuation allowance equal to its deferred tax assets. The valuation allowance increased approximately $8,900,000, $10,600,000 and $11,200,000 during 2002, 2001, and 2000, respectively.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $135,000,000. Approximately $41,100,000 of the net operating loss carryforwards at December 31, 2002 result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders’ equity. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company may have experienced such ownership changes as a result of the various stock offerings and the utilization of the carryforwards could be limited.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s foreign subsidiaries. These earnings of approximately $1.0 million, which are expected to be reinvested, could become subject to additional tax if they were to be remitted as dividends, loaned to the Company, or if the Company should sell its stock in these subsidiaries.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Redeemable Convertible Preferred Stock

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

The Company recorded accretion on 2order Series A and B redeemable convertible preferred stock equal to the difference between the net proceeds received and the redemption amount using the effective interest method from the 1998 and 1997 original issuance dates through the final redemption date of January 1, 2007.

In January 2000, with the completion of the merger, the 2order Series A and B redeemable preferred stock was converted into 916,731 shares of the Company’s common stock.

Note 9.    Shareholders’ Equity

Common Stock

In May 2001, in connection with the acquisition of AnswerLogic, all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic were converted into 750,000 shares of Primus common stock.

Stock Options

The Company’s fixed stock option plans include the Employee Stock Option and Restricted Stock Award Plan, the Nonemployee Director Stock Option Plan, the 1995 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan (1999 SIC Plan), and the 1999 Nonofficer Employee Stock Compensation Plan (1999 NESC Plan). The use of the 1995 Stock Incentive Compensation Plan for grants of new awards terminated in 1999. In connection with the mergers with Imparto in December 1999 and 2order in January 2000, the Company assumed outstanding options to purchase common stock originally issued under Imparto’s and 2order’s stock option plan (Acquired Options) (see note 2). All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the Agreement and Plan of Merger with Imparto and Agreement and Plan of Merger with 2order. No additional options will be granted under the Imparto and 2order stock option plans. The Company’s stock option plans, as well as the assumed stock option plans, are hereby collectively referred to as the “Option Plans.” The Option Plans provide for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants. Other than the January 2, 2002 option grant discussed below, options granted under the Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years. In December of 2001, the Company’s Board of Directors and Compensation Committee met to address the long-term incentive compensation impact arising from the fact that the market value of the Company’s stock was significantly below the weighted average exercise price of outstanding stock options. The weighted average exercise price of all outstanding options in December 2001 was $15.49. The average price of the Company’s stock in December 2001 was approximately $0.80. The Board and Compensation Committee reviewed and discussed a number of alternatives to address this issue to ensure employees and executive management have competitive market levels of long-term incentives through stock options. Effective January 2, 2002, the Company’s Compensation Committee approved a new option grant to employees, executive officers and directors of approximately 3,500,000 shares, at an exercise price of $0.86 per share, which options vest ratably over 36 months. The number of shares available for issuance under the terms of the 1999 SIC Plan automatically increase by 666,666 shares each January 1. There were no additional shares made available under the Option Plans during 2002. At December 31, 2002, there were 1,949,133 shares available for grant, consisting of 347,375 under the 1999 SIC Plan and 1,601,758 under the 1999 NESC Plan.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Shareholders’ Equity (Continued)

A summary of the Company’s stock option activity for the years ended December 31 follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Prices
Balance at December 31, 1999	1,671,337	3,694,872	11.49
Additional shares authorized	2,125,000	—	—
Options granted—price equal to market	(3,718,601)	3,718,601	36.71
Options forfeited	1,449,408	(1,507,564)	37.11
Options exercised	—	(863,721)	4.26

Balance at December 31, 2000	1,527,144	5,042,188	23.67
Additional shares authorized	1,866,666	—	—
Options granted—price equal to market	(2,566,761)	2,566,761	3.75
Options forfeited	2,428,723	(2,461,316)	20.28
Options expired	(125,000)	—	—
Options exercised	—	(56,960)	2.89

Balance at December 31, 2001	3,130,772	5,090,673	15.49
Additional shares authorized	666,666	—	—
Options granted—price equal to market	(3,805,200)	3,805,200	0.91
Options forfeited	1,956,895	(1,966,735)	13.45
Options exercised	—	(3,571)	0.86

Balance at December 31, 2002	1,949,133	6,925,567	$8.07

Total exercisable options and their weighted average exercise price at December 31, 2002, 2001 and 2000 were 3,239,870, 2,052,905 and 1,110,749 shares and $11.33, $18.74 and $7.77, respectively. Additional information regarding options outstanding and options exercisable at December 31, 2002 for selected exercise price ranges follows:

		Outstanding		Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.44 –$ 0.66	63,200	9.60	$0.51	—	$—
0.86 – 0.86	2,929,993	9.00	0.86	894,087	0.86
0.91 – 2.99	412,132	8.84	2.30	74,627	2.93
3.00 – 3.00	757,401	4.80	3.00	757,401	3.00
3.10 – 3.10	257,400	8.42	3.10	96,522	3.10
3.34 – 3.49	794,200	8.37	3.49	314,266	3.49
3.50 – 7.47	792,723	7.84	5.84	420,546	5.84
7.65 – 74.03	829,483	6.88	37.88	620,982	36.00
80.75 – 119.75	39,035	7.20	99.99	27,064	99.98
131.63 – 131.63	50,000	7.19	131.63	34,375	131.63

$ 0.44 –$131.63	6,925,567	8.03	$8.07	3,239,870	$11.33

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Shareholders’ Equity (Continued)

Employee Stock Purchase Plan

In April 1999, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to an initial 600,000 shares of common stock, plus annual increases as defined by the plan document. The annual increase in authorized shares for the plan during 2002 was 200,000 shares. The Company issued 142,237, 93,177 and 76,361 shares for employee stock purchases in 2002, 2001 and 2000, respectively. The ESPP enables employees to purchase shares of the Company’s common stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in 24-month offering periods that include four consecutive six-month purchase periods. Eligible employees elect to have deducted from 1% to 10% of their base compensation up to $25,000 per year, and can purchase no more than 1,000 shares per purchase period. The amounts deducted can be used to purchase the Company’s common stock at the lesser of 85% of the fair value on the first day of the 24-month offering period or 85% of the fair value on last day of the purchase period (purchase date). The purchase price for the first offering beginning in July 1999 was the lesser of 100% of the initial public offering price before underwriter’s discount or 85% of fair value on the purchase date. At December 31, 2002, 826,025 shares remained available for purchase under the plan.

Warrants

A summary of the Company’s warrant activity for the years ended December 31 follows:

	Outstanding Warrants
	Number Of Shares	Weighted- Average Exercise Prices
Balance at December 31, 1999	25,889	$8.57
Warrants exercised	(13,968)	(4.89)

Balance at December 31, 2000	11,921	12.88

Balance at December 31, 2001	11,921	12.88

Balance at December 31, 2002	11,921	$12.88

All warrants are exercisable as of December 31, 2002 and expire between 2006 to 2008.

Stock-Based Compensation

In 1999, the Company issued certain fixed options to employees under the Option Plans with an exercise price less than the fair value of the underlying common stock on the date of grant. The Company also issued certain options and warrants to purchase common stock to non-employees in connection with financing arrangements and consulting agreements in 1999 and prior years. The value of these awards is being recognized as either compensation or interest expense over the underlying awards’ service periods. The Company did not recognize any compensation expense for stock based compensation awards in 2002, and recognized approximately $21,000 and $238,000 in 2001 and 2000, respectively, related to these options and warrants.

Pro forma information regarding net loss and net loss per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair market value method. The fair value of options and stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model. The fair value of options granted under the Option Plans was

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Shareholders’ Equity (Continued)

estimated using the following weighted-average assumptions: risk-free interest rates of 2.53% to 3.03% in 2002; 4.39% in 2001; and 5.17% in 2000; expected option lives of four to five years in 2002 and five years in 2001 and 2000; dividend yield rate of 0% in 2002, 2001 and 2000; and volatility of 119.83% in 2002, 109.73% in 2001 and 148.93% in 2000. Options granted by the Company in 1998 and by Imparto and 2order prior to its merger with the Company were valued using the minimum value method and therefore volatility was not applicable. The fair value of stock purchase rights under the ESPP was estimated using the following weighted-average assumptions:

	2002	2001	2000
Stock prices	$0.44–$0.68	$4.33–$5.81	$17.56–$44.88
Exercise prices	$0.37–$0.57	$3.68–$4.94	$11.00–$38.14
Risk free year interest rates	1.27%–2.99%	1.82%–4.08%	5.35%–6.48%
Expected life	6 mo.–2 yrs.	6 mo.–2 yrs.	6 mo.–2 yrs.
Dividend yield rate	0%	0%	0%
Expected volatility	105.1%–133.0%	107.6%–169.1%	91.2%–148.9%

For purposes of pro forma disclosures, the estimated fair value of the employee options is amortized to expense under the straight-line method over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands, Except Per Share Data)
Weighted-average fair value of options granted during the year:
Price less than market	$—	$—	$—
Price equal to market	$0.72	$3.07	$33.61
Weighted-average fair value of ESPP	$0.40	$4.03	$17.16

Note 10.    License Agreements

The Company has entered into various agreements that allow for incorporation of licensed technology into its products. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and is included in cost of revenue. These amounts totaled approximately, $189,000, $202,000 and $798,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 11.    Employee Benefit Plan

The Company maintains a defined contribution retirement plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer up to a portion of their annual compensation on a pretax basis, subject to maximum limits on contributions. Contributions by the Company are at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Commitments and Contingencies

The Company leases office space under operating leases with various expiration dates through 2005. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002 are as follows:

Operating Leases
(In thousands)
2003	$1,126
2004	1,151
2005	1,053
2006	21

$3,351

Total minimum lease payments have not been reduced by minimum sublease rentals of approximately $224,000 on leases due in the future under noncancelable subleases and include $726,000 related to excess facilities. Rent expense was approximately $1,800,000 (net of sublease rental income of $356,000), $2,800,000 (net of sublease rental income of $177,000) and $2,200,000, for 2002, 2001 and 2000, respectively.

Legal Proceedings

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of the Company’s initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. In October of 2002, the officer and former officer of the Company who were named as defendants in the action were dismissed without prejudice. The Company intends to vigorously defend itself against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, while the Company does not believe it is probable that the outcome of this litigation matter will be unfavorable to the Company, it cannot provide assurances that this action will not materially and adversely affect its business, its results of operations or its stock price

In January 2002, Mindfabric, Inc. served a complaint against Primus in the United States District Court for the Northern District of California, which alleged that aspects of the Company’s technology infringe one or more patents alleged to be held by the plaintiff. Effective April 15, 2002, the Company entered into a settlement and release agreement, without admitting any liability, under which Primus was released from all claims and potential damages for past infringement and was granted a five-year license under the patents for Primus products and services. We are not using any Mindfabric software or technology in our products. After January 1, 2007, depending on the products Primus is then selling and the status of the Mindfabric patents, Primus may need to either obtain a commercially reasonable license under the patents for the remainder of their patent life or

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Commitments and Contingencies (Continued)

potentially defend an action for post January 1, 2007 alleged infringement. However, any customer who licenses the Company’s product prior to January 1, 2007 will have a perpetual license under the patents. Under the terms of the settlement, Primus made cash payments to Mindfabric in April and July of 2002 and delivered 75,000 shares of registered Primus common stock, subject to certain resale and volume limitations. In connection with this settlement, the Company recorded a charge of $275,000 to general and administrative expenses during the year ended December 31, 2002, which is net of the value of 112,500 Primus shares withheld under the AnswerLogic acquisition escrow. Of these 112,500 shares, 75,000 were delivered to Mindfabric and 37,500 shares were cancelled during the year ended December 31, 2002.

Note 13.    Related Party Transactions

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of the Company, became a reseller of certain of the Company’s products and a provider of support services in Japan. In July 2002 and again in January 2003, the Company amended its distribution agreement with Primus KK, and they have assumed a more significant role in product localization and support for the Japanese market. The Company also agreed to a new royalty fee structure with guaranteed minimum payments from Primus KK of $1,000,000 per year, to be measured quarterly per the terms of the agreement. In January 2003, the Company committed to invest one-half of the minimum royalty payments in Japanese product version development and support or Primus KK may withhold the underinvested amount from its guaranteed minimums until such deficit investment is made up. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. The Company’s agreement with Primus KK does not contain product return rights. The Company recognized revenue from sublicense fees and guaranteed minimum payments of $1,394,000, $3,134,000 and $2,609,000 in 2002, 2001 and 2000, respectively, and revenue deferred at December 31, 2002 and 2001 was approximately $248,000 and $353,000, respectively, and accounts receivable at December 31, 2002 and 2001 were approximately $471,000 and $326,000.

Note 14.    Extraordinary Item

In September 2001, the Company recognized an extraordinary gain of $566,000 on the sale of certain assets and intellectual property of its wholly-owned subsidiary, 2order, for cash of $685,000. 2order was acquired in January 2000 through a business combination accounted for using the pooling-of-interests method of accounting. The disposal of the 2order assets was not contemplated at the time of the pooling transaction. The decision to dispose of these assets was made in the ordinary course of business based on the change in the Company’s marketing strategy, the poor operating results of 2order’s product lines and the significant funding burden on the Company to continue supporting 2order.

Note 15.    Business Segment Information

The Company and its subsidiaries are principally engaged in the design, development, marketing, sale and support of eServer, eSupport, Answer Engine and InterChange software products. Substantially all revenue results from the licensing of the Company’s software products and related consulting, hosting and customer support (maintenance) services. The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Business Segment Information (Continued)

The majority of the Company’s revenue is derived from customers in the United States. The Company’s international sales are principally in Europe and Japan. The following geographic information is presented for years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
United States	$16,713	$21,151	$38,006
Europe	2,835	3,265	7,054
Japan	1,394	3,134	2,609

Total revenue	$20,942	$27,550	$47,669

Note 16.    Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. The Company adopted FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45. Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

Note 17.    Liquidity

The Company’s operations have historically been financed through issuances of common and preferred stock. For the year ended December 31, 2002, the Company incurred a net loss of approximately $11,200,000 and used cash in operating activities of approximately $5,300,000. At December 31, 2002, the Company has working capital of approximately $7,600,000. The Company believes it has sufficient resources to continue as a going concern through at least December 31, 2003. To reduce its cash used in operations, the Company put in place cost containment efforts during the third quarter of 2001 and restructured its operations during the fourth quarter of 2001 by reducing headcount by 72 employees and eliminating excess facilities, and again during the first and third quarters of 2002, further eliminating excess facilities and reducing headcount by an additional 34 employees. The Company’s plan to address its liquidity issues is to generate sufficient revenue from customer contracts or further reduce costs to provide positive cash flows from operations. There can be no assurance that the Company will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If the Company is not able to generate positive cash flows from operations, the Company will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by the Company or on favorable terms.

SCHEDULE II

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Allowance For Doubtful Accounts	Balance at Beginning of Year	Charged (Credited) to Expense	Write-offs	Balance at End of Year
	(In thousands)
Year ended December 31, 2002	1,524	(140)	(972)	412
Year ended December 31, 2001	950	852	(278)	1,524
Year ended December 31, 2000	823	777	(650)	950

S-1

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated December 12, 1999, among the registrant, San Antonio Acquisition, Inc. and Imparto Software Corporation.(3)

2.2	Agreement and Plan of Merger, dated as of January 8, 2000, by and among the registrant, Austin Acquisition, Inc. and 2order.com, Inc.(4)

2.3	Agreement and Plan of Reorganization, dated May 21, 2001, by and among the registrant, AL Acquisition, Inc. and AnswerLogic, Inc.(6)

3.1	Fourth Amended and Restated Articles of Incorporation of the registrant.(1)

3.2	Second Amended and Restated Bylaws of the registrant.(1)

4.1

Registration Rights Agreement, dated July 22, 1998, as amended, by and among the registrant, Trans Cosmos, USA, Inc., Trans Cosmos, Inc., Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI Affiliates Fund, L.P., Norwest Equity Partners, V, Piper Jaffray, Inc., and Snowden L.P.(1)

4.2

Third Amendment to Registration Rights Agreement, dated December 12, 1999 by and among the registrant, Trans Cosmos USA Inc., Trans Cosmos, Inc., Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI Affiliates Fund, L.P. and Norwest Equity Partners, V.(2)

4.3	Registration Rights Agreement, dated January 21, 2000, by and among the registrant and the Investors listed on Schedule A thereto.(2)

10.1	Separation Agreement, dated as of November 6, 1998, by and between the registrant and Steven L. Sperry.(1)

10.2	Joint Venture Agreement, dated November 16, 1995, by and between the registrant and Trans Cosmos, Inc.(1)

10.3	First Amendment to Joint Venture Agreement, dated September 26, 1997, by and among the registrant, Trans Cosmos, Inc., and Best Career Company.(1)

10.4	Exclusive Distribution License Agreement, dated September 26, 1997, by and between the registrant and Trans Cosmos, Inc.(1)

10.5	First Right of Refusal, dated September 26, 1997, by and between the registrant and Primus K.K.(1)

10.6	Software Marketing and Distribution Agreement, dated March 31, 1998, by and between the registrant and Primus Knowledge Solutions K.K.(1)

10.7	Amended and Restated Value Added Reseller License Agreement, dated December 31, 1997, by and between the registrant and Versant Object Technology Corporation.(1)

10.8

Form of Change of Control Agreement entered into by the registrant, Michael A. Brochu, Ronald Stevens, Kim M. Nelson, Patricia L. Cox, Kristopher Klein, David Williamson, Jacek Sadkowski and Diana K. Wong.(1)

10.9	Employee Stock Option and Restricted Stock Award Plan, as adopted by registrant’s board of directors on November 29, 1993.(1)

10.10	Non-Employee Director Stock Option Plan, as adopted by registrant’s board of directors on November 1, 1994.(1)

10.11	1995 Stock Incentive Compensation Plan, as amended and restated on March 12, 1996 and amended on February 10, 1998.(1)

10.12	1999 Stock Incentive Compensation Plan.(1)

10.13	1999 Employee Stock Purchase Plan.(1)

10.14	Office Lease Agreement, dated July 25, 1995, by and between the registrant and Westlake Center Associates Limited Partnership.(1)

Exhibit No.	Description

10.15	Lease Amendment 1, dated February 1, 1999, by and between the registrant and Westlake Center Associates Limited Partnership.(1)

10.16	Services Agreement, dated February 13, 1998, by and between the registrant and Encompass Globalization, Inc.(1)

10.17	Amended and Restated Software Marketing and Distribution Agreement, dated March 31, 2000, by and between registrant and Primus Knowledge Solutions KK.(1)

10.18	Lease Amendment II, dated February 11, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.(3)

10.19	Lease Amendment III, dated May 31, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.(4)

10.20	Second Amendment to Joint Venture Agreement, dated July 24, 2000, by and between the registrant and Trans Cosmos, Inc.(5)

10.21	Third Amendment to Joint Venture Agreement, dated August 9, 2001, by and between the registrant and Trans Cosmos, Inc.(7)

10.22	Fourth Amendment to Joint Venture Agreement, dated November 7, 2001, by and between the registrant and Trans Cosmos, Inc.(7)

10.23	Addendum One to Amended and Restated Distribution Agreement, dated November 7, 2001, by and between registrant and Primus Knowledge Solutions, KK.(7)

10.24	Lease Amendment IV, dated December 13, 2001, by and between the registrant and Westlake Center Associates Limited Partnership.(7)

10.25	Addendum Two to Amended and Restated Distribution Agreement, dated July 10, 2002, by and between registrant and Primus Knowledge Solutions, KK.(8)

10.26	Lease Amendment V, dated November 26, 2002, by and between the registrant and Westlake Center Associates Limited Partnership.

10.27	Addendum Three to Amended and Restated Distribution Agreement, dated January 1, 2003, by and between registrant and Primus Knowledge Solutions, KK.

21	Subsidiaries of the registrant.

23	Consent of KPMG LLP.

99.1

Certification of Michael A. Brochu, President and Chief Executive Officer of Primus Knowledge Solutions, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Ronald M. Stevens, Executive Vice President, Chief financial Officer and Treasurer of Primus Knowledge Solutions, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein to the Registration Statement of Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 30, 1999 (Registration No. 333-77477).
(2)	Incorporated by reference herein to the Form 10-K filed with the Securities and Exchange Commission on March 23, 2000.
(3)	Incorporated by reference herein to the Form 10-Q filed with the Securities and Exchange Commission on May 11, 2000.
(4)	Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
(5)	Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(6)	Incorporated by reference herein to on Form 8-K filed with the Securities and Exchange Commission on June 15, 2001.
(7)	Incorporated by reference herein to on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.
(8)	Incorporated by reference herein to on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2002.