Form 10-Q
period 2003-03-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2003-05-14
CIK 1067797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 9, 2003 there were 19,053,821 shares of the Registrant’s Common Stock outstanding.

Primus Knowledge Solutions, Inc.

Form 10-Q

March 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$13,090	$12,958
Accounts receivable, net of allowance for doubtful accounts of $462 and $412 at March 31, 2003 and December 31, 2002, respectively	3,844	4,201
Prepaid expenses and other current assets	933	847

Total current assets	17,867	18,006
Property and equipment, net of accumulated depreciation and amortization of $6,533 and $6,127 at March 31, 2003 and December 31, 2002, respectively	1,816	2,268
Note receivable from related party	750	750
Other assets	192	236

Total assets	$20,625	$21,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,092	$953
Accrued and other liabilities	2,403	2,295
Compensation-related accruals	1,066	926
Deferred revenue, including related party amounts of $193 and $248 at March 31, 2003 and December 31, 2002, respectively	6,358	6,228

Total current liabilities	10,919	10,402

Commitments, contingencies and subsequent event
Shareholders’ equity:
Common stock, $.025 par value, 50,000,000 shares authorized, issued and outstanding 19,053,821 shares at March 31, 2003 and December 31, 2002	476	476
Additional paid-in-capital	110,187	110,187
Accumulated other comprehensive income	53	75
Accumulated deficit	(101,010)	(99,880)

Total shareholders’ equity	9,706	10,858

Total liabilities and shareholders’ equity	$20,625	$21,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
License:
Third party	$2,086	$2,236
Related party—Primus KK	289	221

	2,375	2,457
Service:
Third party	2,982	3,345
Related party—Primus KK	131	225

	3,113	3,570

Total revenue	5,488	6,027

Cost of revenue:
License	97	73
Service	1,139	1,295

Total cost of revenue	1,236	1,368

Gross profit	4,252	4,659
Operating expenses:
Sales and marketing	2,598	3,067
Research and development	1,816	2,385
General and administrative	973	1,353
Restructuring charges	—	435

Total operating expenses	5,387	7,240

Loss from operations	(1,135)	(2,581)
Other income, net	55	110

Loss before income taxes and cumulative effect of change in accounting principle	(1,080)	(2,471)
Income tax expense	(50)	(70)

Loss before cumulative effect of change in accounting principle	(1,130)	(2,541)
Cumulative effect of change in accounting principle	—	(2,281)

Net loss	$(1,130)	$(4,822)

Basic and diluted net loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.06)	$(0.13)
Cumulative effect of change in accounting principle	—	(0.12)

	$(0.06)	$(0.25)

Weighted average shares used in computing basic and diluted net loss per common share	19,053,821	18,945,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
Balance at December 31, 2002	19,053,821	$476	$110,187	$75	$(99,880)	$10,858
Comprehensive loss:
Foreign currency translation loss	—	—	—	(17)	—	—
Unrealized loss on securities available for sale	—	—	—	(5)	—	—
Net loss	—	—	—	—	(1,130)	—

Total comprehensive loss	—	—	—	(22)	(1,130)	(1,152)

Balance at March 31, 2003	19,053,821	$476	$110,187	$53	$(101,010)	$9,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,130)	$(4,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	2,281
Depreciation and amortization	481	571
Changes in assets and liabilities:
Accounts receivable	349	599
Prepaid expenses and other current assets	(112)	253
Other assets	44	1
Accounts payable and accrued liabilities	306	(528)
Compensation-related accruals	156	752
Deferred revenue	130	(420)

Net cash provided by (used in) operating activities	224	(1,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(394)	—
Proceeds from maturities of short-term investments	1,000	—
Purchases of property and equipment	(29)	(67)

Net cash provided by (used in) investing activities	577	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Effect of exchange rate changes on cash	(52)	71
Net increase (decrease) in cash and cash equivalents	749	(1,309)
Cash and cash equivalents at beginning of period	11,948	13,370

Cash and cash equivalents at end of period	$12,697	$12,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(In thousands, except share and per share data)

(Unaudited)

Note 1. Description of the Business and Basis of Presentation

Description of the Business and Basis of Presentation

We provide application software that enables companies to improve customer service by accessing, analyzing and improving information. Primus® software provides an application that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Our software is easily implemented, and can be deployed as a suite, as individual products, or as an integrated solution with other leading eService applications, depending on the customer’s preference and/or the immediacy of their need. Our solutions can be used in combination with leading eService and IT Helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, PeopleSoft, Remedy, Siebel and others. Our products are also used in Portal environments in combination with products from BEA and IBM. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

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

The Primus software suite consists of Primus® eServer, Primus® eSupport, Primus® Answer Engine, Primus® iView and Primus® Quick Resolve. Product license revenue and related services from Primus eServer and Primus eSupport products accounted for 90% or more of total revenue for the three month periods ended March 31, 2003 and 2002. License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use its software.

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

We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe and our international revenue constituted 33% and 22% of our total revenue for the three-month periods ended March 31, 2003 and 2002, respectively. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. We have not guaranteed any obligations of the joint venture nor do we have any commitment or intent to provide any funding.

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide any funding to any such entity. As such we are not exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We incorporated in Washington State in 1986 and our common shares were originally listed on the Nasdaq National Market® on June 30, 1999, and were transferred to the Nasdaq Small Cap Market on or about November 1, 2002, and publicly trade under the symbol PKSI.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC maintains an Internet Website at <http://www.sec.gov/> where you can obtain most of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.primus.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at investor.relations@primus.com or by phone at 206-834-8100.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002 included in our Form 10-K filed with the SEC in March of 2003. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Reclassifications

Certain balances have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments are comprised of the following:

	March 31, 2003	December 31, 2002
Cash and cash equivalents	$12,697	$11,948
Short-term investments	393	1,010

Total cash, cash equivalents and short-term investments	$13,090	$12,958

Stock-Based Compensation

We apply the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Quarter Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net loss, as reported	$1,130	$4,822
Add total stock-based employee compensation expense determined under fair value-based method for all rewards	2,931	3,811

Pro forma net loss	$4,061	$8,633
Basic and diluted net loss per share:
As reported	$0.06	$0.25
SFAS No. 123 pro forma	$0.21	$0.46

Investment in Primus Knowledge Solutions, K.K.

In December 1995, Primus invested $50,000 for a 50% interest in Primus Knowledge Solutions, KK (Primus KK), a Japanese distributor, with Trans Cosmos, Inc., a Japanese company (TCI), a significant shareholder of the Company. We accounted for our investment using the equity method and wrote down our investment to zero in March 1997 as a result of recognizing our portion of the investee’s losses to date. In September 1997, we renegotiated our agreement with TCI, reducing our ownership to 14.3%. In August 2000, the arrangement was further amended and our ownership percentage in Primus KK was increased to 19.6%. Primus KK is accounted for using the cost method, as we do not have significant influence over the operations of Primus KK, have not guaranteed any of its obligations and do not have any commitment or intent to provide any funding. The carrying value of our investment in Primus KK is zero at March 31, 2003 and December 31, 2002.

Recently Issued Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003 and the adoption did not have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. We adopted SFAS No. 146 on January 1, 2003 and the adoption did not have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No.45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 is applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002 and are discussed in Note 11.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements With Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on our financial statements. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

Note 2. Cumulative Effect of Change in Accounting Principle

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which required that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceased upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, we had unamortized goodwill of $2,281,000, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002. Accordingly, we recognized a $2,281,000 transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

Note 3. Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” we have reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. As we had a net loss applicable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities for the quarters ended March 31, 2003 and 2002 included options and warrants to purchase approximately 6,899,000 and 7,899,000, common shares, respectively.

Note 4. Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized losses from securities available-for-sale and is presented in the accompanying statements of stockholders’ equity and comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect our financial position or operations. The following table reconciles net loss as reported to total comprehensive loss for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Net loss	$1,130	$4,822
Other comprehensive loss:
Foreign currency translation loss	17	21
Unrealized loss on securities available-for-sale	5	58

Total comprehensive loss	$1,152	$4,901

Note 5. Related Party Transactions

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of ours, became a reseller of certain of our products and a provider of support services in Japan. In July 2002 and again in January 2003, we amended our distribution agreement with Primus KK, and they have assumed a more significant role in product localization and support for the Japanese market. We also agreed to a new royalty fee structure with guaranteed minimum payments from Primus KK of $1,000,000 per year, to be measured quarterly per the terms of the agreement. In January 2003, we committed to invest one-half of the minimum royalty payments in Japanese product version development and support or Primus KK may withhold the underinvested amount from its guaranteed minimums until such deficit investment is made up. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. For the six month period ending September 30, 2003, Primus and Primus KK have agreed in principle to suspend the required $250,000 quarterly guaranteed minimum license fee payments to Primus and Primus is under no obligation to allocate any level of resources towards Japanese language product development. Our agreement with Primus KK does not contain product return rights. We recognized revenue from sublicense fees and guaranteed minimum payments of approximately $289,000 and $221,000 in 2003 and 2002, respectively, and revenue deferred at March 31, 2003 and December 31, 2002 was approximately $193,000 and $248,000, respectively, and accounts receivable at March 31, 2003 and December 31, 2002 were approximately $308,000 and $471,000.

Note 6. Note Receivable From Related Party

In April 2001, the Company’s Board of Directors approved an unsecured loan to Michael A. Brochu, the Company’s President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan is April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. Accrued interest receivable at March 31, 2003 and December 31, 2002 of $74,000 and $65,000, respectively, is included in other assets. This note is subject to full forgiveness in the event of Mr. Brochu’s termination of employment without cause or for good reason following a change of control.

Note 7. Business Segment Information

We are principally engaged in the design, development, marketing, sale and support of Primus® eServer, Primus® eSupport, Primus® Answer Engine, Primus® iView and Primus® Quick Resolve software products. Substantially all revenue results from the licensing of our software products and related consulting, hosting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenue is derived from customers in the United States. Our international sales are principally in Europe and Japan. The following geographic information is presented for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
United States of America	$3,656	$4,724
Japan	420	446
Other	1,412	857

Total revenues	$5,488	$6,027

Revenues from Japan were principally derived from sales through our Japanese joint venture, Primus KK, in which we hold a 19.6% minority interest. We recognize software license revenues for sales to this distributor in accordance with our revenue recognition policy as described in Item 2.

Note 8. Restructuring Charges

During the first and third quarters of 2002, we executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During the year ended December 31, 2002 we recorded $1,227,000 in restructuring and other related charges. There were no restructuring charges for the three months ended March 31, 2003, and restructuring charges for the three months ended March 31, 2002 totaled $435,000.

Restructuring Rollforward

The components of the charge for and a quarterly rollforward of the related liability included within accrued and other liabilities follows (in 000’s):

	Balance at December 31, 2002	Charge for the three months ended March 31, 2003	Net Cash Payments & Impairments	Balance at March 31, 2003
Excess facilities and asset impairments	$526	$—	$(243)	$283

The excess facilities and asset impairment charges recorded in 2002 and 2001 were the result of our decision to exit certain domestic and international facilities and were estimated based on our evaluation of then current market conditions relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges were primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may differ from this estimate. The March 31, 2003 liability has been reduced by estimated future sublease receipts of $37,000. Future cash outlays are anticipated through June 2004 unless we are able to negotiate to exit the leases at an earlier date.

Note 9. Liquidity

Our operations have historically been financed through issuances of common and preferred stock. For the quarter ended March 31, 2003, we incurred a net loss of approximately $1,130,000 and operating activities provided cash of approximately $224,000. At March 31, 2003, we have working capital of approximately $6.9 million. We believe we have sufficient resources to continue as a going concern through at least March 31, 2004. To reduce our cash used in operations, we put in place cost containment efforts during 2001 and restructured our operations during 2001 and 2002 by reducing headcount, exclusive of attrition, by 104 employees and eliminating excess facilities. Our plan to address our liquidity issues is to generate sufficient revenue from customer contracts or further reduce costs to provide positive cash flows from operations. There can be no assurance that we will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If we are not able to generate positive cash flows from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by us or on favorable terms.

As of August 2, 2002 our common stock had traded under a minimum $1.00 for the previous 30 trading days. As a result our common stock is out of compliance with the minimum bid price listing requirements for Nasdaq National Market. On October 29, 2002, we announced that the Nasdaq Stock Market, Inc. approved our application to transfer the listing of our shares of common stock from the Nasdaq National Market to the Nasdaq Small Cap Market. Our common stock commenced trading on the Nasdaq Small Cap Market on November 1, 2002 and our trading symbol continued to be “PKSI”. Nasdaq granted us a grace period concerning the $1.00 minimum price bid through July 28, 2003. In March 2003, Nasdaq provided for an additional two 180 day grace periods concerning the $1.00 minimum price bid. Provided we continue to meet the core initial listing requirements and Nasdaq grants us these additional grace periods, the final grace period will expire July of 2004. In order to remain listed on the Nasdaq Small Cap Market under current Nasdaq rules, before the grace periods expire, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If market trading does not result in the increase of the trading price of our common stock, we may comply with this listing requirement by implementing a board-approved reverse stock split, assuming we meet all the other continued listing requirements at that time.

Note 10. Legal Proceedings

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for our initial public offering. The complaint alleges that we and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by our underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. In October of 2002, the officer and former officer of Primus who were named as defendants in the action were dismissed without prejudice. We intend to vigorously defend ourselves against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, while we do not believe it is probable that the outcome of this litigation matter will be unfavorable to us, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operations or our stock price.

Note 11. Commitments, Contingencies and Subsequent Event

We lease office space under operating leases with various expiration dates through 2006. In January 2003, we engaged an offshore development team to accelerate our development efforts. Our commitment under this agreement is to pay approximately $125,000 per month for development work through January 2005. During the quarter ended March 31, 2003, we incurred development expenses of approximately $175,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements.

For the six month period ending September 30, 2003, Primus and Primus KK have agreed in principle to suspend the required $250,000 quarterly guaranteed minimum license fee payments to Primus and Primus is under no obligation to allocate any level of resources towards Japanese language product development.

Note 12. Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45. Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

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

Our software suite consists of Primus eServer, Primus eSupport, Primus Answer Engine, Primus iView and Primus Quick Resolve. Product license revenue and related services from Primus eServer and Primus eSupport products accounted for 90% or more of total revenue for each of the quarters ended March 31, 2003 and 2002, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2003. License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software.

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

We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international revenue constituted 33% and 22% of our total revenue for the three month periods ended March 31, 2003 and 2002, respectively. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. We have not guaranteed any obligations of the joint venture nor do we have any commitment or intent to provide any funding.

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred quarterly net losses since inception, and as of March 31, 2003, had an accumulated deficit of approximately $101 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development and sales and marketing.

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

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material effect on our financial statements.

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

If a customer requires an acceptance period, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenue for license arrangements with payment terms extending beyond 120 days is recognized periodically as payments become due, provided all other conditions for revenue recognition are met.

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

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment. At March 31, 2003 and December 31, 2002, the allowance for doubtful accounts was $462,000 and $412,000, respectively.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized to earnings, but instead be tested at least annually for impairment. The amortization of goodwill ceases upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, we had unamortized goodwill of approximately $2.3 million, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002. Accordingly, we recognized a $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

The following table sets forth certain financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended March 31,
	2003	2002
Revenue:
License:
Third party	38.0%	37.1%
Related party—Primus KK	5.3	3.7

	43.3	40.8
Service:
Third party	54.3	55.5
Related party—Primus KK	2.4	3.7

	56.7	59.2

Total revenue	100.0	100.0

Cost of revenue:
License	1.8	1.2
Service	20.7	21.5

Total cost of revenue	22.5	22.7

Gross profit	77.5	77.3
Operating expenses:
Sales and marketing	47.4	50.9
Research and development	33.1	39.6
General and administrative	17.7	22.4
Restructuring charges	—	7.2

Total operating expenses	98.2	120.1

Loss from operations	(20.7)	(42.8)
Other income, net	1.0	1.8

Loss before income taxes and cumulative effect of change in accounting principle	(19.7)	(41.0)
Income tax expense	(0.9)	(1.2)

Loss before cumulative effect of change in accounting principle	(20.6)	(42.2)
Cumulative effect of change in accounting principle	—	(37.8)

Net loss	(20.6)%	(80.0)%

Revenue

Total revenue was $5.5 million and $6.0 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $540,000, or 9%. During the three months ended March 31, 2003, revenue from an enterprise sale to one customer represented approximately 17% of total revenue. No single other customer accounted for 10% or more of total revenue in the quarters ended March 31, 2003 or 2002. International revenue was $1.8 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of $530,000 or 41%. We believe that international revenue as a percentage of our total revenue will continue to fluctuate in the future.

License Revenue. Total license revenue was $2.4 million and $2.5 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of approximately $80,000, or 3%. License revenue as a percentage of total revenue was 43% and 41% for the three months ended March 31, 2003 and 2002, respectively. During the quarter ended March 31, 2003, we recognized revenue from sublicense fees and guaranteed minimum payments of approximately $289,000 related to our distribution agreement with Primus KK. For the six month period ending September 30, 2003, Primus and Primus KK have agreed in principle to suspend the required $250,000 quarterly guaranteed minimum license fee payments to Primus. Macroeconomic conditions were extremely challenging during 2002 and the first quarter of 2003, and we expect them to continue to affect capital-spending initiatives of our targeted new and existing customer base. As a result, we continue to experience unpredictable selling cycles. Our license revenues depend on the overall demand for customer relationship management products, and the overall demand for our software depends in large part on the general economic and business conditions. Additionally, our competitors’ inconsistency in delivering successful CRM solutions has also resulted in more cautious buying behavior of prospective customers. We believe that the depth and duration of the current economic slowdown will continue to have an impact on our operating results.

Service Revenue. Total service revenue was $3.1 million and $3.6 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $460,000, or 13%, and was the result of a decrease in maintenance and support contract revenue of $220,000 and a decrease in consulting fees of $240,000 over the same period. Service revenue as a percentage of total revenue was 57% and 59% for the three months ended March 31, 2003 and 2002, respectively. The decreases in maintenance and support contract revenue and consulting fees are by-products of continued pricing pressures, the termination of certain low margin maintenance and support contracts and the declines in both license revenue and information technology spending experienced during the last twelve to eighteen months. We expect the amount of and proportion of service revenue to total revenue to fluctuate in the future, depending primarily on the dollar amounts of software license revenue, maintenance and support contract revenue, consulting fees and our customers’ use of third-party consulting and implementation services providers.

Cost of Revenue

Total cost of revenue was $1.2 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $130,000, or 10%.

Cost of License Revenue. Cost of license revenue consists primarily of media, product packaging and shipping, third party software purchased and resold, documentation and other production costs, and third party royalties. Cost of license revenue was $97,000 and $73,000 for the three months ended March 31, 2003 and 2002, respectively. This increase in the cost of license revenue is primarily due to a slight increase in the cost of third party software purchased and resold. Cost of license revenue as a percentage of license revenue was 4% and 3% for the three months ended March 31, 2003 and 2002, respectively. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology resold or integrated with our solutions.

Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of service provided by third-party consultants engaged by Primus. Cost of service revenue was $1.1 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $160,000 or 12%. Cost of service revenue as a percentage of service revenue was 36% during both quarters, or a gross margin of 64%. The decrease in cost of service revenue as an absolute dollar amount was primarily due to reductions in overhead expenses, higher utilization rates for our professional services staff, continued cost containment efforts and the cost savings realized from workforce reductions during 2002 within the professional services and customer support organizations. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation and consulting services, as well as staffing levels, utilization rates, overhead costs and customer needs. Gross profit margins are generally higher for support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and consulting services. We anticipate that cost of service, both as an absolute dollar amount and as a percentage of service revenue, will fluctuate in the future.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, allocated overhead costs, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses were approximately $2.6 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively, a decrease of $470,000, or 15%. This decrease is primarily the result of reductions in sales and marketing headcount, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. Sales and marketing expenses as a percentage of total revenue were 47% and 51% for the three months ended March 31, 2003 and 2002, respectively. This decrease as a percentage of total revenue is primarily due to the 15% decrease in total sales and marketing expenses from 2002 to 2003, partially offset by a smaller percentage decline in total revenue over the same period. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future. We anticipate in 2003 that sales and marketing expense, as an absolute dollar amount will continue to fluctuate, depending primarily on the volume of future revenues, staffing levels, overhead costs and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits, and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists, quality assurance personnel, allocated overhead costs, as well as costs related to the use of third party development firms. Research and development expenses were approximately $1.8 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $570,000 or 24%. The decrease was primarily due to reductions in overhead expenses, research and development headcount since July of 2001 and our continued cost containment efforts, partially offset by increases in research and development related to the engagement in January of 2003 of an offshore development team to accelerate our development efforts. Our commitment under this offshore development agreement is to pay approximately $125,000 per month for development work through January 2005. During the quarter ended March 31, 2003, we incurred development expenses of approximately $175,000 related to this agreement. When required we use third-party development firms to expand the capacity and technological expertise of our internal research and development teams. During the quarter ended March 31, 2003, we also incurred approximately $125,000 in expenses related to Japanese language product development, as per our distribution agreement with Primus KK. For the six month period ending September 30, 2003, Primus and Primus KK have agreed in principle to suspend the required $250,000 quarterly guaranteed minimum license fee payments to Primus and Primus is under no obligation to allocate any level of resources towards Japanese language product development. Research and development expenses as a percentage of total revenue were 33% and 40% for the three months ended March 31, 2003 and 2002, respectively. This decrease as a percentage of total revenue is primarily due to the significant decrease in total research and development spending in the first quarter of 2003 compared to the first quarter of 2002, partially offset by a smaller percentage decline in total revenue over the same period. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future. We anticipate that research and development costs, as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenues, customer needs, staffing levels, outsourced development commitments, overhead costs and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, allocated overhead costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs and professional-services fees. General and administrative expenses were $1.0 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $380,000 or 28%. This decrease is primarily due to reductions in overhead expenses, general and administrative headcount since July of 2001 and current quarter reductions in occupancy costs and legal expenses, partially offset by increases in bad debt expenses. The decrease in total general and administrative expenses reflects the continued impact of the overall cost containment measures taken by us during the last two years. General and administrative expenses as a percentage of total revenue were 18% for the three months ended March 31, 2003 and 22% for the three months ended March 31, 2002. The decrease in general and administrative expense as a percentage of total revenue is primarily attributable to the significant decrease in general and administrative expenses in the current period, partially offset by a smaller percentage decline in total revenue over the same period. We believe that our general and administrative expenses will fluctuate as an absolute dollar amount in future periods, depending primarily on the volume of future revenues, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

Restructuring Charges. There were no restructuring charges in the three months ended March 31, 2003. During the three months ended March 31, 2002, we executed a restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a total workforce reduction of 24 people, or 12% of our employee base in March 2002.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income, Net. Other income decreased approximately $55,000, or 50%, from $110,000 for the three months ended March 31, 2002 to $55,000 for the three months ended March 31, 2003. The decrease from period to period is primarily due to decreases in the average combined cash, cash equivalents and short-term investment balances as well as declining investment yields. We expect to continue to yield investment income on our cash and cash equivalents and short-term investments at an average rate that is less than that experienced in 2002.

Income Taxes. We have not recorded federal and state income tax benefits related to the net operating losses for the three months ended March 31, 2003 or 2002 as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded for the three months ended March 31, 2003 and 2002 primarily relates to our foreign operations.

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

As of March 31, 2003, we had cash, cash equivalents and short-term investments of $13.1 million, representing an increase of $132,000 from our December 31, 2002 balance of $13.0 million. As of March 31, 2003, our working capital was $6.9 million compared to $7.6 million at December 31, 2002.

Our operating activities resulted in net cash inflows of approximately $224,000 and outflows of $1,313,000 for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, adjustments to the $1,130,000 net loss to reconcile to cash provided by operating activities includes cash provided by operations of approximately $985,000 for the decrease in accounts receivable and other assets and increases in accounts payable and accrued liabilities and deferred revenue, and $481,000 in depreciation and amortization. This is offset by cash used in operations of approximately $112,000 for the increase in prepaid expenses.

Investing activities provided cash of approximately $577,000 during the three months ended March 31, 2003 and used cash of approximately $67,000 for the three months ended March 31, 2002. Investing activities for the three months ended March 31, 2003 consisted of $1.0 million in proceeds from the maturity of short-term investments offset by the purchases of short-term investments of $394,000 and property and equipment of $29,000.

There were no financing activities during the three-month periods ended March 31, 2003 or 2002.

Our principal source of liquidity at March 31, 2003 was our cash, cash equivalents and short-term investments of $13.1 million. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5.25% as of March 31, 2003) and expires in December 2003. There were no borrowings outstanding as of March 31, 2003. If we are unable to maintain compliance in the future, this $3.0 million line of credit may not be available in its entirety. As of March 31, 2003, we were in compliance with our financial covenants in connection with the line of credit.

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

We continue to focus on maximizing the performance of our core business and controlling costs to respond to the economic environment, and we will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will track to a level that is closer to our expected revenues while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense reductions without adversely affecting our business and results of operations. We expect to continue to experience losses and negative cash flows in the near term, even if sales of our products and services grow.

While we will continue to implement cost containment efforts across our business, our operating expenses, including costs to defend and/or settle legal actions that have been or may be brought against us, will consume a material amount of our cash resources. We believe that the total amount of our cash, cash equivalents and short-term investments, along with our commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated problems or expenses, opportunities for acquisitions or other business initiatives we encounter and may seek to raise such additional funds through public or private equity or debt (including debt convertible into equity) financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Our recent history of declining market valuation, volatility in our stock price and doubts surrounding our future eligibility to remain listed on the Nasdaq Small Cap Market could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair our current shareholders’ ownership interest in the Company.

We lease office space under operating leases with various expiration dates through 2006. In January 2003, we engaged an offshore development team to accelerate our development efforts. Our commitment under this agreement is to pay approximately $125,000 per month for development work through January 2005. During the quarter ended March 31, 2003, we incurred development expenses of approximately $175,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements.

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

Since we began operations, our revenue has not been sufficient to support our operations, and we have incurred operating losses in every quarter. As of March 31, 2003, our accumulated deficit was approximately $101 million. Our history of losses may cause some of our potential customers to question our viability and hamper our ability to sell some of our products. Our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. Although we have restructured our operations to reduce operating expenses, we will need to significantly increase our revenue and/or further reduce our operating expenses to achieve profitability and maintain positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. Our expectations as to whether we can maintain positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all.

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

As of August 2, 2002 our common stock had traded under a minimum $1.00 for the previous 30 trading days. As a result our common stock is out of compliance with the minimum bid price listing requirements for Nasdaq National Market. On October 29, 2002, we announced that the Nasdaq Stock Market, Inc. approved our application to transfer the listing of our shares of common stock from the Nasdaq National Market to the Nasdaq Small Cap Market. Our common stock commenced trading on the Nasdaq Small Cap Market on November 1, 2002 and our trading symbol continued to be “PKSI”. Nasdaq granted us a grace period concerning the $1.00 minimum price bid through July 28, 2003. In March 2003, Nasdaq provided for an additional two 180 day grace periods concerning the $1.00 minimum price bid. Provided we continue to meet the core initial listing requirements and Nasdaq grants us these additional grace periods, the final grace period will expire July of 2004. In order to remain listed on the Nasdaq Small Cap Market under current Nasdaq rules, before the grace periods expire, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days. If market trading does not result in the increase of the trading price of our common stock, we may comply with this listing requirement by implementing a board-approved reverse stock split, assuming we meet all the other continued listing requirements at that time.

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

The principal competitive factors in our industry include:

• vendor and product reputation	• product ease-of-use

• the availability of products on the Web and multiple operating platforms	• the quality of customer support services, documentation and training

• measurable economic return on investment	• the quality, speed and effectiveness of application development services

• ability to use customers as references	• the effectiveness of sales and marketing efforts

• product quality, performance and price	• product integration with other enterprise applications

• breadth of product functionality and features	• breadth of product application suite

• product scalability

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

Product license revenue and related service revenue from our Primus eServer and Primus eSupport products accounted for 90% or more of our total revenue for each of the three months ended March 31, 2003 and 2002, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2003. For our business to succeed, the market for this software will have to grow significantly, and we will have to achieve broad market acceptance of our products. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

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

We may have potential contingent liabilities under service level agreements.

In connection with certain hosting services agreements and consulting services arrangements, Primus has agreed to service level performance criteria. Any failure of Primus to meet the service level performance criteria could result in certain negotiated fee credits or liquidated damage payments to any affected customers. As Primus expands its hosting services and consulting services business, the potential could exist for material, potential contingent liabilities related to negotiated fee credits or liquidated damages for failure to meet agreed performance criteria.

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

Our reductions in work force since July of 2001 may affect employee morale and may create concern among existing employees about job security, which may lead to increased turnover and reduce our ability to meet the needs of our current and future customers. As a result, we may need to hire to replace personnel lost due to attrition, or to accommodate growth in specific customer needs and/or acquire new skill sets. We may be unable to hire and/or retain the skilled personnel necessary to develop and grow our business. Although a number of technology companies have recently implemented staff reductions, there remains substantial competition for experienced personnel, particularly in the greater Seattle area, where we are headquartered, due to the limited number of people available with the necessary technical skills.

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

Revenue from customers outside the United States represented approximately $1.8 million, or 33% of our total revenue for the quarter ended March 31, 2003. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

Terrorists’ attacks, other acts of war or military actions may adversely affect the markets on which our Common Stock trades, our financial condition and our results of operations.

The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them and the current United States military action against Iraq have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism and the heightened security measures in response to such threats have caused and may continue to cause significant disruption to commerce throughout the world. Disruption in transportation in response to these threats or future attacks may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

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

The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 101 as well as other revenue recognition standards with the objective of providing guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize revenues differently from present practice and these changes may also increase administrative costs and otherwise harm our business.

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

Interest Rate Risk. We typically invest our excess cash in money market accounts and in high quality corporate and municipal debt instruments. As a result, our related investment portfolio is exposed to the impact of short-term changes in interest rates. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result, changes in interest rates may cause us to suffer losses in principal if forced to sell securities that have declined in market value or may cause our future investment income to fall short of expectations. Our investment portfolio is designated as available-for-sale, and accordingly is presented at fair value in the consolidated balance sheet.

We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio.

During the period ended March 31, 2003, decreases in interest rates on the fair market value of our cash, cash equivalents and marketable securities had an insignificant impact on our net loss. Fixed rate short-term investment at March 31, 2003 of approximately $393,000 had an interest rate of 1.26% and is due May 2003. We believe that the impact on the fair market value of our securities and our earnings for 2003 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

Foreign Currency Exchange Risk. We develop products in the United States and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are predominantly priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have two foreign subsidiaries—Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France—whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations during the three months ended March 31, 2003 and 2002. If, during 2003, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2003 would likely not be significantly affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report (the Evaluation Date), the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls. There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

For the six month period ending September 30, 2003, Primus and Primus KK have agreed in principle to suspend the required $250,000 quarterly guaranteed minimum license fee payments to Primus and Primus is under no obligation to allocate any level of resources towards Japanese language product development.

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

PRIMUS KNOWLEDGE SOLUTIONS, INC.

Date:	May 14, 2003	By:	/s/ RONALD M. STEVENS
Ronald M. Stevens Chief Operating Officer, Chief Financial Officer, and Treasurer
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	By:	/s/ MICHAEL A. BROCHU
Michael A. Brochu Chief Executive Officer

I, Ronald M. Stevens, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Primus Knowledge Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	By:	/s/ RONALD M. STEVENS
Ronald M. Stevens Chief Financial Officer