Form 10-Q
period 2003-06-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2003-08-14
CIK 1067797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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

As of August 8, 2003 there were 19,113,029 shares of the Registrant’s Common Stock outstanding.

Primus Knowledge Solutions, Inc.

Form 10-Q

June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$10,749	$12,958
Accounts receivable, net of allowance for doubtful accounts of $245 and $412 at June 30, 2003 and December 31, 2002, respectively	2,695	4,201
Prepaid expenses and other current assets	951	847

Total current assets	14,395	18,006

Property and equipment, net of accumulated depreciation of $6,975 and $6,127 at June 30, 2003 and December 31, 2002, respectively	1,435	2,268
Note receivable from related party	750	750
Other assets	195	236

Total assets	$16,775	$21,260

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,143	$953
Accrued and other liabilities	2,041	2,295
Compensation-related accruals	908	926
Deferred revenue, including related party amounts of $92 and $248 at June 30, 2003 and December 31, 2002, respectively	5,600	6,228

Total current liabilities	9,692	10,402

Commitments

Shareholders’ equity:
Common stock, $.025 par value, 50,000,000 shares authorized; issued and outstanding 19,109,583 and 19,053,821 shares at June 30, 2003 and December 31, 2002, respectively	477	476
Additional paid-in-capital	110,208	110,187
Accumulated other comprehensive income	112	75
Accumulated deficit	(103,714)	(99,880)

Total shareholders’ equity	7,083	10,858

Total liabilities and shareholders’ equity	$16,775	$21,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
License:
Third party	$455	$1,108	$2,541	$3,344
Related party–Primus KK	11	—	300	221

	466	1,108	2,841	3,565
Service:
Third party	3,142	2,985	6,124	6,330
Related party–Primus KK	109	147	240	372

	3,251	3,132	6,364	6,702

Total revenue	3,717	4,240	9,205	10,267

Cost of revenue:
License	57	44	154	117
Service	1,242	1,148	2,381	2,443

Total cost of revenue	1,299	1,192	2,535	2,560

Gross profit	2,418	3,048	6,670	7,707

Operating expenses:
Sales and marketing	2,527	2,925	5,125	5,992
Research and development	1,874	2,099	3,690	4,484
General and administrative	702	1,282	1,675	2,635
Restructuring charges	—	—	—	435

Total operating expenses	5,103	6,306	10,490	13,546

Loss from operations	(2,685)	(3,258)	(3,820)	(5,839)
Other income, net	12	93	67	203

Loss before income taxes and cumulative effect of change in accounting principle	(2,673)	(3,165)	(3,753)	(5,636)
Income tax expense	(31)	—	(81)	(70)

Loss before cumulative effect of change in accounting principle	(2,704)	(3,165)	(3,834)	(5,706)
Cumulative effect of change in accounting principle	—	—	—	(2,281)

Net loss	$(2,704)	$(3,165)	$(3,834)	$(7,987)

Basic and diluted net loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.14)	$(0.17)	$(0.20)	$(0.30)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

	$(0.14)	$(0.17)	$(0.20)	$(0.42)

Weighted average shares used in computing basic and diluted net loss per common share	19,053,898	18,949,722	19,053,860	18,947,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
Balance at December 31, 2002	19,053,821	$476	$110,187	$75	$(99,880)	$10,858
Comprehensive loss:
Foreign currency translation loss	—	—	—	(17)	—	—
Unrealized loss on securities available-for-sale	—	—	—	(5)	—	—
Net loss	—	—	—	—	(1,130)	—

Total comprehensive loss	—	—	—	(22)	(1,130)	(1,152)

Balance at March 31, 2003	19,053,821	476	110,187	53	(101,010)	9,706
Exercise of stock options	1,416	0	1	—	—	1
Stock issued from employee stock purchase plan	54,346	1	20	—	—	21
Comprehensive loss:
Foreign currency translation gain	—	—	—	58	—	—
Unrealized gain on securities available-for-sale	—	—	—	1	—	—
Net loss	—	—	—	—	(2,704)	—

Total comprehensive loss	—	—	—	59	(2,704)	(2,645)

Balance at June 30, 2003	19,109,583	$477	$110,208	$112	$(103,714)	$7,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,834)	$(7,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	2,281
Depreciation and amortization	909	1,133
Changes in assets and liabilities:
Accounts receivable	1,498	1,736
Prepaid expenses and other current assets	(107)	483
Other assets	44	(4)
Accounts payable and accrued liabilities	6	(1,151)
Compensation-related accruals	(21)	194
Deferred revenue	(628)	43

Net cash used in operating activities	(2,133)	(3,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(394)	—
Proceeds from maturities of short-term investments	1,395	2,000
Purchases of property and equipment	(75)	(101)

Net cash provided by investing activities	926	1,899

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and purchases of common stock under the employee stock purchase plan	22	66

Net cash provided by financing activities	22	66

Effect of exchange rate changes on cash	(14)	(51)

Net decrease in cash and cash equivalents	(1,199)	(1,358)

Cash and cash equivalents at beginning of period	11,948	13,370

Cash and cash equivalents at end of period	$10,749	$12,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

Note 1.	Description of the Business and Basis of Presentation

Description of the Business and Basis of Presentation

We provide application software that enables companies to improve customer service by accessing, analyzing and improving information. Primus® software provides an application that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Our software is easily implemented, and can be deployed as a suite, as individual products or as an integrated solution with other leading eService applications, depending on the customer’s preference and/or the immediacy of their need. Our solutions can be used in combination with leading eService and IT Helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, PeopleSoft, Remedy, Siebel and others. Our products are also used in Portal environments in combination with products from BEA and IBM. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

To compete in today’s business environment, companies must maximize their relationships with their existing customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement eService initiatives and software. eService software is designed to enable companies to interact with their customers using both traditional and eBusiness communication channels—including the phone, web, email, chat and voice over IP (VOIP)—and to manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service that companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

The Primus software suite consists of Primus® eServer, Primus® eSupport, Primus® Answer Engine, Primus® iView and Primus® Quick Resolve. Product license revenue and related services from Primus eServer and Primus eSupport products accounted for 90% or more of total revenue for the three and six month periods ended June 30, 2003 and 2002. License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use its software.

We target mid- to large-sized organizations, and our products are used by call centers, IT helpdesks, field service organizations, human resources organizations, marketing organizations and eService businesses. In addition to our traditional markets of technology and telecommunications, we touch vertical markets that include aerospace, financial services, manufacturing, outsourced services, eCommerce and retail. We develop our products and market and sell our software and services primarily through a direct sales force and a minority owned Japanese entity. We have offices throughout the United States, and in the United Kingdom and France. Our principal executive offices are located at 1601 Fifth Avenue, Suite 1900, Seattle, WA 98101.

We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe and our international revenue constituted 19% and 15% of our total revenue for the quarters ended June 30, 2003 and 2002, respectively. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. We have not guaranteed any obligations of the joint venture nor, do we have any commitment or intent to provide any funding.

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

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC maintains an Internet Website at <http://www.sec.gov/> where you can obtain most of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.primus.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at investor.relations@primus.com or by phone at 206-834-8100.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002 included in our Form 10-K filed with the SEC in March 2003. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Reclassifications

Certain balances have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Cash and cash equivalents	$10,749	$11,948
Short-term investments	—	1,010

Total cash, cash equivalents and short-term investments	$10,749	$12,958

Stock-Based Compensation

We apply the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$2,704	$3,165	$3,834	$7,987
Add total stock-based employee compensation expense determined under fair value-based method for all rewards	2,893	3,680	5,824	7,491

Pro forma net loss	$5,597	$6,845	$9,658	$15,478

Basic and diluted net loss per share:
As reported	$0.14	$0.17	$0.20	$0.42
SFAS No. 123 pro forma	$0.29	$0.36	$0.51	$0.82

Investment in Primus Knowledge Solutions, K.K.

In December 1995, Primus invested $50,000 for a 50% interest in Primus Knowledge Solutions, K.K. (Primus KK), a Japanese distributor, with Trans Cosmos, Inc., a Japanese company (TCI), a significant shareholder of Primus. We accounted for our investment using the equity method and wrote down our investment to zero in March 1997 as a result of recognizing our portion of the investee’s losses to date. In September 1997, we renegotiated our agreement with TCI, reducing our ownership to 14.3%. In August 2000, the arrangement was further amended and our ownership percentage in Primus KK was increased to 19.6%. Primus KK is accounted for using the cost method, as we do not have significant influence over the operations of Primus KK, have not guaranteed any of its obligations and do not have any commitment or intent to provide any funding. The carrying value of our investment in Primus KK was zero at June 30, 2003 and December 31, 2002.

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 (EITF 00-21), “Revenue Arrangements With Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective in our third quarter beginning July 1, 2003. The adoption of EITF 00-21 did not have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN 46 in our third quarter beginning July 1, 2003, did not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 in our third quarter beginning July 1, 2003 did not have a significant impact on our financial position or results of operations.

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

In accordance with SFAS No. 128, “Earnings Per Share,” we have reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. As we had a net loss applicable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities as of June 30, 2003 and 2002 included options and warrants to purchase approximately 6,892,341 and 7,827,015, common shares, respectively.

Note 4.	Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains and losses from securities available-for-sale and is presented in the accompanying statements of stockholders’ equity and comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect our financial position or operations. The following table reconciles net loss as reported to total comprehensive loss for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,704)	$(3,165)	$(3,834)	$(7,987)
Other comprehensive income (loss):
Foreign currency translation gain	58	71	41	50
Unrealized gain (loss) on securities available-for-sale	1	(21)	(4)	(79)

Total comprehensive loss	$(2,645)	$(3,115)	$(3,797)	$(8,016)

Note 5.	Related Party Transactions

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of ours, became a reseller of certain of our products and a provider of support services in Japan. In July 2002 and again in January 2003, we amended our distribution agreement with Primus KK, and they have assumed a more significant role in product localization and support for the Japanese market. We also agreed to a new royalty fee structure with guaranteed minimum payments from Primus KK of $1,000,000 per year, to be measured quarterly per the terms of the agreement. In January 2003, we had committed to invest one-half of the minimum royalty payments in Japanese product version development and support or Primus KK may withhold the underinvested amount from its guaranteed minimums until such deficit investment is made up. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. For the six month period ending September 30, 2003, Primus and Primus KK have agreed in principle to suspend the required $250,000 quarterly guaranteed minimum license fee payments to Primus and Primus is under no obligation to allocate any level of resources towards Japanese language product development. Our agreement with Primus KK does not contain product return rights. We recognized revenue from sublicense fees and guaranteed minimum payments of approximately $11,000 and $0 for the three months ended June 30, 2003 and 2002, respectively, and $300,000 and $221,000 for the six months ended June 30, 2003 and 2002, respectively. Revenue deferred at June 30, 2003 and December 31, 2002 was approximately $92,000 and $248,000, respectively, and accounts receivable at June 30, 2003 and December 31, 2002 were approximately $0 and $471,000, respectively.

Note 6.	Note Receivable From Related Party

In April 2001, the Company’s Board of Directors approved an unsecured loan to Michael A. Brochu, the Company’s President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan is April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. Accrued interest receivable at June 30, 2003 and December 31, 2002 of $84,000 and $65,000, respectively, is included in other assets. This note is subject to full forgiveness in the event of Mr. Brochu’s termination of employment without cause or for good reason following a change of control.

Note 7.	Business Segment Information

We operate in one business segment and are principally engaged in the design, development, marketing, sale and support of Primus® eServer, Primus® eSupport, Primus® Answer Engine, Primus® iView and Primus® Quick Resolve software products. Substantially all revenue results from the licensing of our software products and related consulting, hosting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenue is derived from customers in the United States of America. Our international sales are principally in Europe and Japan. The following geographic information is presented for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States of America	$2,994	$3,617	$6,650	$8,341
Japan	120	147	540	593
Other	603	476	2,015	1,333

Total revenue	$3,717	$4,240	$9,205	$10,267

Revenue from Japan was principally derived from sales through our Japanese joint venture, Primus KK, in which we hold a 19.6% minority interest. We recognize software license revenue for sales to this distributor in accordance with our revenue recognition policy as described in Item 2.

Note 8.	Restructuring Charges

During the first and third quarters of 2002, we executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During the year ended December 31, 2002, we recorded $1,227,000 in restructuring and other related charges. Restructuring charges for the three months ended June 30, 2003 and 2002, were $0, and charges for the six months ended June 30, 2003 and 2002 were $0 and $435,000, respectively.

Restructuring Rollforward

The components of the charge for and a quarterly rollforward of the related liability included within accrued and other liabilities follows (in thousands):

	Balance at December 31, 2002	Charge for the three months ended March 31, 2003	Net Cash Payments & Impairments	Balance at March 31, 2003
Excess facilities and asset impairments	$526	$—	$(243)	$283

	Balance at March 31, 2003	Charge for the three months ended June 30, 2003	Net Cash Payments & Impairments	Balance at June 30, 2003
Excess facilities and asset impairments	$283	$—	$(98)	$185

The excess facilities and asset impairment charges recorded in 2002 were the result of our decision to exit certain domestic and international facilities and were estimated based on our evaluation of then current market conditions relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges were primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may differ from this estimate. The June 30, 2003 liability has been reduced by estimated future sublease receipts of $21,000. Future cash outlays are anticipated through June 2004, unless we are able to negotiate to exit the leases at an earlier date.

Note 9.	Liquidity

Our operations have historically been financed through issuances of common and preferred stock. For the six-month period ended June 30, 2003, we incurred a net loss of approximately $3,834,000 and we utilized cash operating activities of approximately $2,133,000. At June 30, 2003, we have working capital of approximately $4,703,000. We believe we have sufficient resources to continue as a going concern through at least June 30, 2004. To reduce our cash used in operations, we put in place cost containment efforts during 2001 and restructured our operations during 2001 and 2002 by reducing headcount, exclusive of attrition, by 104 employees and eliminating excess facilities. Our plan to address our liquidity issues is to generate sufficient revenue from customer contracts or further reduce costs to provide positive cash flows from operations. There can be no assurance that we will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If we are not able to generate positive cash flows from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by us or on favorable terms.

In June 2003, we received notification from the Nasdaq Stock Market that we had regained compliance with Nasdaq’s minimum bid price rule for Nasdaq Small Cap Market. Primus is currently in full compliance with all listing requirements of the Nasdaq Small Cap Market, and Nasdaq’s delisting matter, commenced in August 2002, has been closed.

Note 10.	Legal Proceedings

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for our initial public offering. The complaint alleges that we and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by our underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. In October 2002, the officer and former officer of Primus who were named as defendants in the action were dismissed without prejudice. In June 2003, the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. Independent members of our Board of Directors have approved of the proposed settlement. Whether or not the settlement is concluded, we do not expect any material adverse impact to our business from this matter. If the settlement is not concluded, we intend to vigorously defend ourselves against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, while we do not believe it is probable that the outcome of this litigation matter will be unfavorable to us, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operations or our stock price.

Note 11.	Commitments

We lease office space under operating leases with various expiration dates through 2006. In January 2003, we engaged an offshore development team to accelerate our development efforts. Our commitment under this agreement is to incur approximately $125,000 per month for development work through January 2005. During the six-month period ended June 30, 2003, we incurred development expenses of approximately $315,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements.

Note 12.	Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45. Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

Note 13.	Subsequent Events

On August 12, 2003, Primus announced the signing of a definitive agreement to acquire all of the issued and outstanding shares of Broad Daylight, Inc. Under the terms of the agreement, Primus will purchase Broad Daylight, Inc for 2,090,000 shares of Primus common stock, plus a cash payout equal to the value of 110,000 shares of Primus common stock valued at the average closing price for the five trading days beginning August 13, 2003. The acquisition will be accounted for as a purchase transaction, is subject to customary closing conditions and expected to close in September 2003.

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

Overview

We provide application software that enables companies to improve customer service by accessing, analyzing and improving information. Primus® software provides an application that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Our software can be deployed as a suite, as individual products or as an integrated solution with other leading eService applications, depending on the customer’s preference and/or the immediacy of their need. Our software is flexible and easily implemented. Our solutions can be used in combination with leading eService and IT Helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, PeopleSoft, Remedy, Siebel and others. Our products are also used in Portal environments in combination with products from BEA and IBM. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

To compete in today’s business environment, companies must maximize their relationships with their existing customers. The need to develop and sell more deeply into their existing customer base has led many companies to implement eService initiatives and software. eService software is designed to enable companies to interact with their customers using both traditional and eBusiness communication channels—including the phone, web, email, chat and voice over IP (VOIP)—and to manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service companies deliver and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

Our software suite consists of Primus eServer, Primus eSupport, Primus Answer Engine, Primus iView and Primus Quick Resolve. Product license revenue and related services from Primus eServer and Primus eSupport products accounted for 90% or more of total revenue for the three and six month periods ended June 30, 2003 and 2002, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2003. License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software.

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

We target mid- to large-sized organizations, and our products are used by call centers, IT helpdesks, field service organizations, human resources organizations, marketing organizations and eService businesses. In addition to our traditional markets of technology and telecommunications, we touch vertical markets that include aerospace, financial services, manufacturing, outsourced services, eCommerce and retail. We develop our products and market and sell our software and services primarily through a direct sales force and a minority owned Japanese entity. We have offices throughout the United States, and in the United Kingdom and France. Our principal executive offices are located at 1601 Fifth Avenue, Suite 1900, Seattle, WA 98101.

We market our software and services on a worldwide basis through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international revenue constituted 19% and 15% of our total revenue for the quarters ended June 30, 2003 and 2002, respectively. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. We have not guaranteed any obligations of the joint venture nor do we have any commitment or intent to provide any funding.

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred quarterly net losses since inception, and as of June 30, 2003, had an accumulated deficit of approximately $104 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development and sales and marketing.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

Restructuring

During 2001 and 2002, we recorded significant write-offs and accruals in connection with our restructuring program under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” These write-offs and accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these write-offs and accruals, the actual costs could differ from these estimates.

In June 2002, the FASB issued SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material effect on our financial statements.

Revenue Recognition

We recognize revenue in accordance with accounting standards established for software companies. These include Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue is recognized when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and there is vendor–specific objective evidence (VSOE) to allocate the total fee to the elements of the arrangement.

VSOE is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. In multiple element arrangements in which VSOE exists only for undelivered elements, the fair value of the undelivered elements are deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Revenue from software license arrangements is recognized upon the delivery of the software, provided all of the other revenue recognition requirements of Statement of Position No. 97-2 have been met.

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

From time to time we enter into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. Our distribution agreement with Primus KK, a related party, provided for sublicense fees based on a percentage of net fees collected by Primus KK from its customers, subject to certain guaranteed minimum royalty payments. For the six-month period ending September 30, 2003, Primus and Primus KK have agreed in principle to suspend the required $250,000 quarterly guaranteed minimum license fee payments to Primus. Sublicense fees are recognized upon delivery of software to Primus KK if pervasive evidence of an arrangement between the distributor and their customer exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for the undelivered elements. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. Our agreements with our customers and resellers, including Primus KK, do not contain product return rights.

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment. At June 30, 2003 and December 31, 2002, the allowance for doubtful accounts was $245,000 and $412,000, respectively.

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

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

The following table sets forth certain financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
License:
Third party	12.2%	26.1%	27.6%	32.5%
Related party–Primus KK	0.3	—	3.3	2.2

	12.5	26.1	30.9	34.7
Service:
Third party	84.6	70.4	66.5	61.7
Related party–Primus KK	2.9	3.5	2.6	3.6

	87.5	73.9	69.1	65.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.5	1.0	1.7	1.1
Service	33.4	27.1	25.9	23.8

Total cost of revenue	34.9	28.1	27.5	24.9

Gross profit	65.0	71.9	72.5	75.1

Operating expenses
Sales and marketing	68.0	69.0	55.7	58.4
Research and development	50.4	49.5	40.1	43.7
General and administrative	18.9	30.2	18.2	25.7
Restructuring charges	—	—	—	4.2

Total operating expenses	137.3	148.7	114.0	132.0

Loss from operations	(72.3)	(76.8)	(41.5)	(56.9)
Other income, net	0.3	2.2	0.7	2.0

Loss before income taxes and cumulative effect of change in accounting principle	(71.9)	(74.6)	(40.8)	(54.9)
Income tax expense	(0.8)	—	(0.9)	(0.7)

Loss before cumulative effect of change in accounting principle	(72.7)	(74.6)	(41.7)	(55.6)
Cumulative effect of change in accounting principle	—	—	—	(22.2)

Net loss	(72.7)%	(74.6)%	(41.7)%	(77.8)%

Revenue

Total revenue was $3.7 million and $4.2 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of $523,000, or 12%. During the six months ended June 30, 2003, revenue from an enterprise sale to one international customer represented approximately 13% of total revenue. No single other customer accounted for 10% or more of total revenue in the three or six months ended June 30, 2003 or 2002. International revenue was $723,000 and $623,000 for the three months ended June 30, 2003 and 2002, respectively, representing an increase of $100,000 or 16%. International revenue was $2.6 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively, representing an increase of $629,000 or 33%. Total revenue was $9.2 million and $10.3 million for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of $1.1 million, or 10%. We believe that international revenue as a percentage of our total revenue will continue to fluctuate in the future. We believe that the depth and duration of the current economic slowdown will continue to have an impact on our revenue.

License Revenue. Total license revenue was $466,000 and $1.1 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $642,000, or 58%. Total license revenue was $2.8 million and $3.6 million for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of $724,000, or 20%. License revenue as a percentage of total revenue was 13% and 26% for the three months ended June 30, 2003 and 2002, respectively and 31% and 35% for the six months ended June 30, 2003 and 2002, respectively. During the quarter ended June 30, 2003, we recognized revenue from sublicense fees and guaranteed minimum payments of approximately $11,000 related to our distribution agreement with Primus KK. For the six-month period ending September 30, 2003, Primus and Primus KK have agreed in principle to suspend the required $250,000 quarterly guaranteed minimum license fee payments to Primus. Macroeconomic conditions were extremely challenging during 2002 and the first half of 2003, and we expect them to continue to affect capital-spending initiatives of our targeted new and existing customer base. As a result, we continue to experience unpredictable selling cycles. Our license revenues depend on the overall demand for customer relationship management products, and the overall demand for our software depends in large part on the general economic and business conditions.

Service Revenue. Total service revenue was $3.2 million and $3.1 million for the three months ended June 30, 2003 and 2002, respectively, representing an increase of $119,000, or 4%, and was the result of an increase in maintenance and support contract revenue of $104,000 and an increase in consulting fees of $15,000 over the same period. Service revenue as a percentage of total revenue was 87% and 74% for the three months ended June 30, 2003 and 2002, respectively. Total service revenue was $6.4 million and $6.7 million for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $338,000, or 5%, and was the result of a decrease in maintenance and support contract revenue of $110,000 and a decrease in consulting fees of approximately $228,000 over the same period. Service revenue as a percentage of total revenue was 69% and 65% for the six months ended June 30, 2003 and 2002, respectively. The fluctuations in maintenance and support contract revenue and consulting fees are by-products of continued pricing pressures, the termination of certain low margin maintenance and support contracts and the declines in both license revenue and information technology spending experienced during the last couple of years. We expect maintenance and support revenue to decline by approximately 10% in the next quarter, due to the termination of certain support and maintenance contracts at or near June 30, 2003. We expect the amount of and proportion of total service revenue to total revenue to fluctuate in the future, depending primarily on the dollar amounts of software license revenue, maintenance and support contract revenue, consulting fees and our customers’ use of third-party consulting and implementation services providers.

Cost of Revenue

Total cost of revenue was $1.3 million and $1.2 million for the three months ended June 30, 2003 and 2002, respectively, representing an increase of $107,000, or 9%. Total cost of revenue was $2.5 million and $2.6 million for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of $25,000, or 1%.

Cost of License Revenue. Cost of license revenue consists primarily of media, product packaging and shipping, third party software purchased and resold, documentation and other production costs, and third party royalties. Cost of license revenue was $57,000 and $44,000 for the three months ended June 30, 2003 and 2002, respectively. Cost of license revenue as a percentage of license revenue was 12% and 4% for the three months ended June 30, 2003 and 2002, respectively. Cost of license revenue was $154,000 and $117,000 for the six months ended June 30, 2003 and 2002, respectively. These increases in the cost of license revenue are primarily due to fees related to certain OEM contracts not in place at June 30, 2002, and to a slight increase in the cost of third party software purchased and resold. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology resold or integrated with our solutions.

Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of service provided by third-party consultants engaged by Primus. Cost of service revenue was $1.2 million and $1.1 million for the three months ended June 30, 2003 and 2002, respectively, representing an increase of approximately $94,000, or 8%. Cost of service revenue as a percentage of service revenue was 38% and 37%, or a gross margin of 62% and 63%, for the three months ended June 30, 2003 and 2002, respectively. Cost of service revenue was $2,381,000 and $2,443,000 for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $62,000, or 3%. Cost of service revenue as a percentage of service revenue was 37% and 36%, or a gross margin of 63% and 64%, for the six months ended June 30, 2003 and 2002, respectively. The decrease in cost of service revenue as an absolute dollar amount was primarily due to reductions in overhead expenses, higher utilization rates for our professional services staff, continued cost containment efforts and the cost savings realized from workforce reductions during 2002 within the professional services and customer support organizations. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation and consulting services, as well as staffing levels, utilization rates, overhead costs and customer needs. Gross profit margins are generally higher for support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and consulting services. We anticipate that cost of service, both as an absolute dollar amount and as a percentage of service revenue, will fluctuate in the future.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, allocated overhead costs, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses were approximately $2.5 million and $2.9 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $398,000 or 14%. Sales and marketing expenses were approximately $5.1 million and $6.0 million for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $867,000 or 14%. This decrease is primarily the result of reductions in sales and marketing headcount, travel and entertainment costs, recruiting expenses and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. Sales and marketing expenses as a percentage of total revenue was 68% and 69% for the three months ended June 30, 2003 and 2002, respectively, and 56% and 58% for the six months ended June 30, 2003 and 2002, respectively. This decrease as a percentage of total revenue is primarily due to the 14% decrease in total sales and marketing expenses for the six-month period ended June 30, 2003 compared to the same period in 2002, partially offset by a 10% decline in total revenue over the same period. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future. We anticipate in 2003 that sales and marketing expense, as an absolute dollar amount, will continue to fluctuate, depending primarily on the volume of future revenues, staffing levels, overhead costs and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists, quality assurance personnel, allocated overhead costs, as well as costs related to the use of third party development firms. Research and development expenses were approximately $1.9 million and $2.1 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $225,000 or 11%. Research and development expenses were approximately $3.7 million and $4.5 million for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $794,000 or 18%. The decrease was primarily due to reductions in overhead expenses, research and development headcount since July of 2001 and our continued cost containment efforts, partially offset by increases in research and development related to the engagement in January of 2003 of an offshore development team to accelerate our development efforts. Our commitment under this offshore development agreement is to incur approximately $125,000 per month for development work through January 2005. During the quarter ended June 30, 2003, we incurred development expenses of approximately $315,000 related to this agreement. When required, we use third-party development firms to expand the capacity and technological expertise of our internal research and development teams. For the six month period ending September 30, 2003, Primus and Primus KK have agreed in principle to suspend the required $250,000 quarterly guaranteed minimum license fee payments to Primus and Primus is under no obligation to allocate any level of resources towards Japanese language product development. Research and development expenses as a percentage of total revenue was 50% for both of the three months ended June 30, 2003 and 2002, and 40% and 44% for the six months ended June 30, 2003 and 2002, respectively. This decrease as a percentage of total revenue is primarily due to the decrease in total research and development spending in the first half of 2003 compared to the first half of 2002, partially offset by a 10% decline in total revenue over the same period. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future. We anticipate that research and development costs, as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenues, customer needs, staffing levels, outsourced development commitments, overhead costs and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, allocated overhead costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs and professional-services fees. General and administrative expenses were approximately $702,000 and $1.3 million for the three months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $580,000 or 45%. This decrease is primarily the result of the favorable settlement of a legal matter during the current quarter, which resulted in the reversal of an accrual in the amount of $250,000, which had been recorded during the quarter ended June 30, 2002. General and administrative expenses were approximately $1.7 million and $2.6 million for the six months ended June 30, 2003 and 2002, respectively, representing a decrease of approximately $960,000 or 36%. This decrease is primarily due to the above mentioned legal matter, as well as reductions in overhead expenses, general and administrative headcount since July of 2001 and current quarter reductions in occupancy costs, legal expenses, and bad debt expenses partially offset by increases in consulting fees. The decrease in total general and administrative expenses reflects the continued impact of the overall cost containment measures taken by us during the last two years. General and administrative expenses as a percentage of total revenue were 19% and 30% for the three months ended June 30, 2003 and 2002, respectively, and 18% and 26% for the six months ended June 30, 2003 and 2002, respectively.

The decrease in general and administrative expense as a percentage of total revenue is attributable to the significant decrease in general and administrative expenses in the current period, partially offset by a 10% decline in total revenue over the same period. We believe that our general and administrative expenses will fluctuate as an absolute dollar amount in future periods, depending primarily on the volume of future revenues, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

Restructuring Charges. There were no restructuring charges for the three months ended June 30, 2003 or June 30, 2002, or for the six months ended June 30, 2003. During the six months ended June 30, 2002, we executed a restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a total workforce reduction of 24 people, or 12% of our employee base in March 2002.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income, Net. Other income, net of other expense, was $12,000 and $93,000 for the three months ended June 30, 2003 and 2002, respectively and $67,000 and $203,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease from period to period is primarily due to decreases in the average combined cash, cash equivalents and short-term investment balances as well as declining investment yields. We expect to continue to yield investment income on our cash and cash equivalents and short-term investments at an average rate that is less than that experienced in 2002.

Income Taxes. We have not recorded income tax benefits related to the net operating losses for the six months ended June 30, 2003 or 2002 as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded in both the second quarter of 2003 and the six months ended June 30, 2003 and 2002 primarily relates to our foreign operations.

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

As of June 30, 2003, we had cash and cash equivalents of $10.7 million, representing a decrease of $2.2 million from our December 31, 2002 balance of $13.0 million. As of June 30, 2003, our working capital was $4.7 million compared to $7.6 million at December 31, 2002.

Our operating activities resulted in net cash outflows of approximately $2.1 million and $3.3 million for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, adjustments to the $3.8 million net loss to reconcile to cash used in operating activities includes cash provided by operations of approximately $1.5 million for the decrease in accounts receivable and other assets and increases in accounts payable and accrued liabilities, and $909,000 in depreciation and amortization. This is offset by cash used in operations of approximately $756,000 for the increase in prepaid expenses and decreases in compensation-related accruals and deferred revenue.

Investing activities provided cash of approximately $926,000 and $1.9 million during the six months ended June 30, 2003 and 2002, respectively. Investing activities for the six months ended June 30, 2003 consisted of approximately $1.4 million in proceeds from the maturity of short-term investments offset by the purchases of short-term investments of $394,000 and property and equipment of $75,000.

Financing activities provided cash of $22,000 and $66,000 during the six-month periods ended June 30, 2003 and 2002, respectively, from the issuance of common stock.

Our principal source of liquidity at June 30, 2003 was our cash and cash equivalents. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5% as of June 30, 2003) and expires in December 2003. There were no borrowings outstanding as of June 30, 2003. If we are unable to maintain compliance in the future, this $3.0 million line of credit may not be available in its entirety. As of the filing date of this report, we were in compliance with our financial covenants in connection with the line of credit.

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

While we will continue to implement cost containment efforts across our business, our operating expenses, including costs to defend and/or settle legal actions that have been or may be brought against us, will consume a material amount of our cash resources. We believe that the total amount of our cash and cash equivalents, along with our commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated problems or expenses, opportunities for acquisitions or other business initiatives we encounter and may seek to raise such additional funds through public or private equity or debt (including debt convertible into equity) financing or from other sources. We may not be able to obtain adequate or favorable financing at that time. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair our current shareholders’ ownership interest in the Company.

We lease office space under operating leases with various expiration dates through 2006. In January 2003, we engaged an offshore development team to accelerate our development efforts. Our commitment under this agreement is to incur approximately $125,000 per month for development work through January 2005. During the six months ended June 30, 2003, we incurred development expenses of approximately $315,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements.

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

Since we began operations, our revenue has not been sufficient to support our operations, and we have incurred operating losses in every quarter. As of June 30, 2003, our accumulated deficit was approximately $104 million. Our history of losses may cause some of our potential customers to question our viability and hamper our ability to sell some of our products. Our revenue has been affected by the increasingly uncertain economic conditions both generally and in our market. Although we have restructured our operations to reduce operating expenses, we will need to significantly increase our revenue and/or further reduce our operating expenses to achieve profitability and maintain positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. Our expectations as to whether we can maintain positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all.

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

Fluctuations in our operating results, particularly compared to the expectations of investors could cause severe volatility in the price of our common stock. Our revenue and operating results have fluctuated substantially from quarter to quarter and are likely to continue to do so in the future. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because of the length of our sales cycle and delays in customer buying decisions. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. We will continue to base our decisions regarding operating expenses on anticipated revenue trends. Therefore, to the extent our actual revenue falls short of our expectations, our operating results will suffer and our stock price will likely decline. If quarterly revenue or operating results fall below the expectations of investors, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the subheadings of this “Risks Associated with Primus’ Business and Future Operating Results” section as well as:

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

Due to the continued slowdown in the national and global economy and geopolitical uncertainties, we believe that many existing and potential customers are reducing or reassessing their planned technology and Web-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenue, and further delays or reductions in business spending for information technology could have a material adverse effect on our revenue, operating results and stock price.

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

The Nasdaq Small Cap Market has a number of continued listing requirements. We are presently in compliance with all the continued listing requirements. If we were to fail to meet the minimum maintenance requirements in the future, then we would be subject to a delisting process, which presently involves grace periods to regain compliance, from the Nasdaq Small Cap Market. If our common stock would be delisted by Nasdaq after expiration of any grace periods, our securities could still be eligible to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. Delisting from Nasdaq would make trading our shares more difficult for investors and would likely result in a significant decline in the liquidity of the trading market, potentially leading to further volatility and declines in our share price. Further, if we were delisted it would also make it more difficult for us to raise additional capital and we would likely also incur additional costs under state blue-sky laws in connection with any sales of our securities.

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

In addition, competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. Some current and potential competitors have longer operating histories and significantly greater financial, technical, marketing, service, support and other resources, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases that they could leverage. They might be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive terms. Some of the companies providing e-commerce, advanced natural language self service and traditional customer relationship management solutions that may compete with us include Amdocs/Clarify, Answerfriend, Autonomy, eGain, Inquira, iPhrase Technologies, Kana, Kanisa, Oracle, PeopleSoft, Right Now Technologies, ServiceWare and Siebel.

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

Product license revenue and related service revenue from our Primus eServer and Primus eSupport products accounted for 90% or more of our total revenue for each of the six months ended June 30, 2003 and 2002, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2003. For our business to succeed, the market for this software will have to grow significantly, and we will have to achieve broad market acceptance of our products. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

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

In order to remain competitive, we may find it necessary to acquire additional businesses, products and technologies. In the event that we do complete an acquisition, we could be required to do one or more of the following:

•	issue equity securities, which would dilute current shareholders’ percentage ownership

•	assume contingent, unrecorded and / or warranty liabilities

•	amortize other intangible assets

•	incur future goodwill impairment charges

•	restructure our business

•	incur additional obligations to pay the accounts payable and other liabilities of the acquired entity

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

Revenue from customers outside the United States represented approximately $723,000, or 19% of our total revenue for the quarter ended June 30, 2003. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

During the period ended June 30, 2003, decreases in interest rates on the fair market value of our cash, cash equivalents and marketable securities had an insignificant impact on our net loss. We believe that the impact on the fair market value of our securities and our earnings for 2003 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

Foreign Currency Exchange Risk. We develop products in the United States and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are predominantly priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have two foreign subsidiaries—Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France—whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations during the three months and six months ended June 30, 2003 and 2002. If, during 2003, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2003 would likely not be significantly affected.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) as of June 30, 2003. Based on our most recent evaluation, these officers have concluded that as of June 30, 2003, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls. There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. The complaint alleges that the Company and the individual defendants violated the Securities Act of 1933 by failing to disclose excessive commissions allegedly obtained by the Company’s underwriters pursuant to a secret arrangement whereby the underwriters allocated IPO shares to certain investors in exchange for the excessive commissions, referred to as laddering. The complaint also asserts claims against the underwriters under the 1933 Act and the Securities Exchange Act of 1934 in connection with the allegedly undisclosed commissions. In October of 2002, the officer and former officer of Primus who were named as defendants in the action were dismissed without prejudice. In June 2003 the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. Independent members of the Company’s board of directors have approved of the proposed settlement. Whether or not the settlement is concluded, the Company does not expect any material adverse impact to its business from this matter. If the settlement is not concluded, the Company intends to vigorously defend itself and its current and former officers against this action. The results of any litigation matter are inherently uncertain and litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

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

On August 12, 2003, Primus announced the signing of a definitive agreement to acquire all of the issued and outstanding shares of Broad Daylight, Inc. Under the terms of the agreement, Primus will purchase Broad Daylight, Inc. for 2,090,000 shares of Primus common stock, plus a cash payout equal to the value of 110,000 shares of Primus common stock valued at the average closing price for the five trading days beginning August 13, 2003. The acquisition will be accounted for as a purchase transaction, is subject to customary closing conditions and expected to close in September 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit   2.1    Agreement and Plan of Reorganization, dated as of August 11, 2003 by and among the registrant, Q Merger Corp., and Broad Daylight, Inc., and solely for purposes of Article VII HEIDI ROIZEN, as Holders’ Representative.

Exhibit 31.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

Date: August 14, 2003	By:	/s/ RONALD M. STEVENS
Ronald M. Stevens Chief Operating Officer, Chief Financial Officer, and Treasurer

(Principal financial and chief accounting officer)