Form 10-Q
period 2003-09-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2003-11-14
CIK 1067797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

As of November 6, 2003 there were 21,456,722 shares of the Registrant’s Common Stock outstanding.

Primus Knowledge Solutions, Inc.

Form 10-Q

September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$11,441	$12,958
Accounts receivable, net of allowance for doubtful accounts of $219 and $412 at September 30, 2003 and December 31, 2002, respectively	3,114	4,201
Prepaid expenses and other current assets	1,133	847

Total current assets	15,688	18,006
Property and equipment, net of accumulated depreciation of $7,366 and $6,127 at September 30, 2003 and December 31, 2002, respectively	1,261	2,268
Goodwill	3,346	—
Other intangible assets, net of accumulated amortization of $13 and $0 at September 30, 2003 and December 31, 2002, respectively	563	—
Note receivable from related party	750	750
Other assets	189	236

Total assets	$21,797	$21,260

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,829	$953
Accrued and other liabilities	2,479	2,295
Compensation-related accruals	1,498	926
Deferred revenue, including related party amounts of $71 and $248 at September 30, 2003 and December 31, 2002, respectively	5,976	6,228

Total current liabilities	11,782	10,402

Commitments and subsequent events

Shareholders’ equity:
Common stock, $.025 par value, 50,000,000 shares authorized; issued and outstanding 21,249,818 and 19,053,821 shares at September 30, 2003 and December 31, 2002, respectively	531	476
Additional paid-in-capital	112,698	110,187
Accumulated other comprehensive loss	121	75
Accumulated deficit	(103,335)	(99,880)

Total shareholders’ equity	10,015	10,858

Total liabilities and shareholders’ equity	$21,797	$21,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
License:
Third party	$3,090	$2,545	$5,631	$5,889
Related party–Primus KK	125	400	425	621

	3,215	2,945	6,056	6,510
Service:
Third party	3,775	3,019	9,899	9,349
Related party–Primus KK	69	148	309	520

	3,844	3,167	10,208	9,869

Total revenue	7,059	6,112	16,264	16,379

Cost of revenue:
License	143	147	297	264
Service	1,161	1,144	3,542	3,587

Total cost of revenue	1,304	1,291	3,839	3,851

Gross profit	5,755	4,821	12,425	12,528
Operating expenses:
Sales and marketing	2,650	2,898	7,775	8,890
Research and development	1,934	1,790	5,624	6,274
General and administrative	896	843	2,571	3,478
Restructuring charges	—	827	—	1,262

Total operating expenses	5,480	6,358	15,970	19,904

Income (loss) from operations	275	(1,537)	(3,545)	(7,376)
Other income (expense), net	131	(15)	198	188

Income (loss) before income taxes and cumulative effect of change in accounting principle	406	(1,552)	(3,347)	(7,188)
Income tax expense	(27)	(24)	(108)	(94)

Income (loss) before cumulative effect of change in accounting principle	379	(1,576)	(3,455)	(7,282)
Cumulative effect of change in accounting principle	—	—	—	(2,281)

Net income (loss)	$379	$(1,576)	$(3,455)	$(9,563)

Basic and diluted net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$0.02	$(0.08)	$(0.18)	$(0.38)
Cumulative effect of change in accounting principle	—	—	—	(0.12)

	$0.02	$(0.08)	$(0.18)	$(0.50)

Weighted average shares used in computing basic net income (loss) per common share	19,717	19,037	19,258	18,948

Weighted average shares used in computing diluted net income (loss) per common share	20,881	19,037	19,258	18,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
Balance at December 31, 2002	19,053,821	$476	$110,187	$75	$(99,880)	$10,858
Comprehensive loss:
Foreign currency translation loss	—	—	—	(17)	—	—
Unrealized loss on securities available-for-sale	—	—	—	(5)	—	—
Net loss	—	—	—	—	(1,130)	—

Total comprehensive loss	—	—	—	(22)	(1,130)	(1,152)

Balance at March 31, 2003	19,053,821	476	110,187	53	(101,010)	9,706
Exercise of stock options	1,416	0	1	—	—	1
Stock issued from employee stock purchase plan	54,346	1	20	—	—	21
Comprehensive loss:
Foreign currency translation gain	—	—	—	58	—	—
Unrealized gain on securities available-for-sale	—	—	—	1	—	—
Net loss	—	—	—	—	(2,704)	—

Total comprehensive loss	—	—	—	59	(2,704)	(2,645)

Balance at June 30, 2003	19,109,583	477	110,208	112	(103,714)	7,083
Exercise of stock options	9,226	0	7	—	—	7
Stock issued for purchase of Broad Daylight	2,131,009	54	2,483	—	—	2,537
Comprehensive income:
Foreign currency translation gain	—	—	—	9	—	—
Net income	—	—	—	—	379	—

Total comprehensive income	—	—	—	9	379	388

Balance at September 30, 2003	21,249,818	$531	$112,698	$121	$(103,335)	$10,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,455)	$(9,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	274
Cumulative effect of change in accounting principle	—	2,281
Depreciation and amortization	1,309	1,682
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,145	1,094
Prepaid expenses and other current assets	(37)	542
Other assets	64	(5)
Accounts payable and accrued liabilities	252	(391)
Compensation-related accruals	190	(128)
Deferred revenue	(756)	(991)

Net cash used in operating activities	(1,288)	(5,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(394)	—
Proceeds from maturities of short-term investments	1,395	4,000
Purchases of property and equipment	(174)	(229)
Purchase of Broad Daylight, Inc., net of cash acquired	(54)	—

Net cash provided by investing activities	773	3,771

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of stock options and purchases of common stock under the employee stock purchase plan	29	66

Net cash provided by financing activities	29	66

Effect of exchange rate changes on cash	(21)	35

Net decrease in cash and cash equivalents	(507)	(1,333)

Cash and cash equivalents at beginning of period	11,948	13,370

Cash and cash equivalents at end of period	$11,441	$12,037

Non-cash investing and financing activities:

Shares issued for the acquisition of Broad Daylight, Inc.	$2,537	$—
Assets and liabilities assumed in acquisition:
Current assets	315	—
Property and equipment	113	—
Goodwill	3,346	—
Other intangible assets	576	—
Other assets	14	—
Accounts payable, accrued liabilities and deferred revenue	1,380	—
Compensation-related accruals	393	—
Cancellation of escrowed shares issued for acquisition of AnswerLogic, Inc.	—	75

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

Note 1. Description of the Business and Basis of Presentation

Description of the Business and Basis of Presentation

We provide application software that enables companies to improve customer service by accessing, analyzing and improving information. Primus® software provides an application that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Our software, available licensed or hosted, is easily implemented, and can be deployed as a suite, as individual products or as an integrated solution with other leading eService applications, depending on the customer’s preference and/or the immediacy of their need. Our solutions can be used in combination with leading eService and IT Helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, PeopleSoft, Remedy, Siebel, Talisma and others. Our products are also used in Portal environments in combination with products from BEA and IBM. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

In September 2003, we acquired Broad Daylight, Inc. (“Broad Daylight”) an e-service software developer specializing in solutions for customer and employee self-service. The acquisition, which includes a talented and experienced workforce, will further strengthen our position as a market leader in providing software solutions for assisted service and Web-based self-service. Our combined offerings will leverage natural language search and rules-based problem-solving technologies, and will provide a complete range of options for companies looking for assisted service and self-service solutions. We have included Broad Daylight’s operating results in our consolidated operating results beginning on September 4, 2003 (see Note 3).

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

The Primus software suite consists of Primus® Answer Engine, Primus® eServer, Primus® eSupport, Primus® iView and Primus® Quick Resolve. Product license revenue and related services from Primus eServer and Primus eSupport related products accounted for 90% or more of total revenue for the three and nine month periods ended September 30, 2003 and 2002. License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use its software. We deploy our solutions either in-house at the customer’s facility as licensed software or in a hosted environment operated and maintained by us. Customers using our hosted offering can take advantage of our hosting expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to our applications.

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

We market our software and services on a worldwide basis primarily through our direct sales organization in the United States and Europe and our international revenue constituted 20% and 24% of our total revenue for the quarters ended September 30, 2003 and 2002, respectively. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. We have not guaranteed any obligations of the joint venture nor, do we have any commitment or intent to provide any funding.

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

We incorporated in Washington State in 1986 and our common shares were originally listed on the NASDAQ National Market® on June 30, 1999, and were transferred to the NASDAQ SmallCap Market on or about November 1, 2002, and publicly trade under the symbol PKSI.

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

Reclassifications

Certain balances have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments are comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Cash and cash equivalents	$11,441	$11,948
Short-term investments	—	1,010

Total cash, cash equivalents and short-term investments	$11,441	$12,958

Stock-Based Compensation

We apply the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$379	$(1,575)	$(3,455)	$(9,562)
Add total stock-based employee compensation expense determined under fair value-based method for all rewards	(2,634)	(3,243)	(8,458)	(10,734)

Pro forma net loss	$(2,255)	$(4,818)	$(11,913)	$(20,296)

Net income (loss) per share:
As reported - basic and diluted	$0.02	$(0.08)	$(0.18)	$(0.50)
SFAS No. 123 pro forma - basic and diluted	$(0.11)	$(0.25)	$(0.62)	$(1.07)

Investment in Primus Knowledge Solutions, K.K.

In December 1995, Primus invested $50,000 for a 50% interest in Primus Knowledge Solutions, K.K. (Primus KK), a Japanese distributor, with Trans Cosmos, Inc., a Japanese company (TCI), a significant shareholder of Primus. We accounted for our investment using the equity method and wrote down our investment to zero in March 1997 as a result of recognizing our portion of the investee’s losses to date. In September 1997, we renegotiated our agreement with TCI, reducing our ownership to 14.3%. In August 2000, the arrangement was further amended and our ownership percentage in Primus KK was increased to 19.6%. Primus KK is accounted for using the cost method, as we do not have significant influence over the operations of Primus KK, have not guaranteed any of its obligations and do not have any commitment or intent to provide any funding. The carrying value of our investment in Primus KK was zero at September 30, 2003 and December 31, 2002.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. As amended by FASB Staff Position No. FIN 46, FIN 46-6 is effective for variable interests in a variable interest entity created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

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

In July 2003, the EITF reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) to Non-Software Deliverables” (EITF 03-5). The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality. This consensus is effective at the beginning of the first interim period beginning after August 13, 2003. We do not expect the adoption of EITF 03-5 to have a material impact on our financial position or results of operations.

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

Note 3. Acquisition, Other Intangible Assets and Goodwill

Acquisition of Broad Daylight, Inc.

On August 12, 2003, we signed a definitive merger agreement and announced our intent to acquire 100% of the voting interest in Broad Daylight, Inc. (“Broad Daylight”) an e-service software developer specializing in solutions for customer and employee self-service. The merger of Broad Daylight with a subsidiary of Primus closed on September 3, 2003. The acquisition will further strengthen our position as a market leader in providing software solutions for assisted service and Web-based self-service. The combined offerings will leverage natural language search and rules-based problem-solving technologies, and will provide a complete range of options for companies looking for assisted service and self-service solutions. Under the terms of the agreement, we purchased all of the outstanding shares of Broad Daylight for 2,131,009 shares of Primus common stock valued at approximately $2.5 million, plus cash of approximately $140,000 and direct acquisition costs of approximately $200,000. The fair value of the common stock issued on the acquisition was $1.19 per share, based on the average market price for a period before and after August 12, 2003.

The purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $3.3 million has been recorded as goodwill.

The following unaudited pro forma financial information presents the results of operations of Primus and Broad Daylight as if the acquisition had occurred on January 1, 2003 and 2002 after giving effect to certain adjustments, primarily amortization of identifiable intangibles. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The unaudited pro forma financial information is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues	$7,227	$6,394	$17,351	$18,015
Loss before cumulative effect of change in accounting principle	$(739)	$(2,639)	$(6,466)	$(9,919)
Net loss	$(739)	$(2,639)	$(6,466)	$(12,199)
Pro forma loss per share:
Loss before cumulative effect of change in accounting principle – basic and diluted	$(0.03)	$(0.12)	$(0.31)	$(0.47)
Net loss - basic and diluted	$(0.03)	$(0.12)	$(0.31)	$(0.58)
Weighted average shares outstanding	21,245	21,168	21,186	21,079

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

June 30, 2003
Acquired technology	$450
Customer relationships	70
Trade names	56

Other intangible assets	$576

Other intangible assets are currently amortized over a period of 16 months to three years using the straight-line method. Amortization expense for both the three and nine months ended September 30, 2003 was approximately 13,000. Based on identified intangible assets recorded as of September 30, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows (in thousands):

2003	$53
2004	160
2005	118
2006	95
2007	90
2008	60

Total	$576

Goodwill

Goodwill increased by $3,346,000 during both the three and nine months ended September 30, 2003 due to the acquisition of Broad Daylight. There were no other changes in goodwill during 2003. As required by SFAS No. 142, we do not amortize our goodwill balance, but instead test our goodwill for impairment in accordance with the provisions of SFAS No. 142 at least annual and more frequently upon the occurrence of certain events.

Note 4. Earnings Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” we have reported both basic and diluted net income (loss) per common share for each period presented. Basic net income (loss) per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. The following sets forth the computation of basic and diluted shares outstanding (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Denominator
Weighted average shares – basic	19,717	19,037	19,258	18,948
Dilutive effect of common shares from stock options	1,164	—	—	—

	20,881	19,037	19,258	18,948

For the three months ended September 30, 2003, approximately 4,036,789 shares attributable to stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

For the periods presented in which we had a net loss applicable to common shareholders, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Total dilutive potential securities as of September 30, 2003 and 2002 included options and warrants to purchase approximately 7,251,571 and 7,330,136, common shares, respectively.

Note 5. Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and net unrealized gains and losses from securities available-for-sale and is presented in the accompanying statements of stockholders’ equity and comprehensive income (loss). SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect our financial position or operations. The following table reconciles net income (loss) as reported to total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$379	$(1,576)	$(3,455)	$(9,563)
Other comprehensive income (loss):
Foreign currency translation gain	9	29	50	79
Unrealized gain (loss) on securities available-for-sale	0	29	(4)	(50)

Total comprehensive income (loss)	$388	$(1,518)	$(3,409)	$(9,534)

Note 6. Related Party Transactions

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of ours, became a reseller of certain of our products and a provider of support services in Japan. In July 2002 and again in January 2003, we amended our distribution agreement with Primus KK, and they have assumed a more significant role in product localization and support for the Japanese market. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). In September of 2003, we amended our agreement with Primus KK to provide for guaranteed minimum royalty payments for each of the next three calendar quarters of $125,000, commencing with the third quarter of 2003. The fourth quarter of 2003 and first quarter of 2004 quarterly minimum payments from Primus KK will become due provided certain professional services milestones are met. The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. Our agreement with Primus KK does not contain product return rights. We recognized revenue from sublicense fees and guaranteed minimum payments of approximately $125,000 and $400,000 for the three months ended September 30, 2003 and 2002, respectively, and $425,000 and $621,000 for the nine months ended September 30, 2003 and 2002, respectively. Revenue deferred at September 30, 2003 and December 31, 2002 was approximately $71,000 and $248,000, respectively, and accounts receivable at September 30, 2003 and December 31, 2002 were approximately $0 and $471,000, respectively.

Note 7. Note Receivable From Related Party

In April 2001, the Company’s Board of Directors approved an unsecured loan to Michael A. Brochu, the Company’s President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan is April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. Accrued interest receivable at September 30, 2003 and December 31, 2002 of $95,000 and $65,000, respectively, is included in other assets. This note is subject to full forgiveness in the event of Mr. Brochu’s termination of employment without cause or for good reason following a change of control. See Note 14 “Subsequent Events” for a description of the transactions with Mr. Brochu which will result in the payoff of this note receivable by December 31, 2003.

Note 8. Business Segment Information

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

The majority of our revenue is derived from customers in the United States of America. Our international sales are principally in Europe and Japan. The following geographic information is presented for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States of America	$5,615	$4,639	$12,265	$12,980
Japan	194	548	734	1,141
Other	1,250	925	3,265	2,258

Total revenue	$7,059	$6,112	$16,264	$16,379

Revenue from Japan was principally derived from sales through our Japanese joint venture, Primus KK, in which we hold a 19.6% minority interest. We recognize software license revenue for sales to this distributor in accordance with our revenue recognition policy as described in Item 2.

During the three months ended September 30, 2003, revenue from an enterprise sale to one customer represented approximately 29% of total revenue. During the nine months ended September 30, 2003, revenue from two customers represented 24% of total revenue. No single other customer accounted for 10% or more of total revenue in the three or nine months ended September 30, 2003 or 2002.

At September 30, 2003, gross accounts receivable included a balance from one customer that represented approximately 21% of the total. At December 31, 2002, there were no balances outstanding that represented 10% or more of gross accounts receivable.

Note 9. Restructuring Charges

During the first and third quarters of 2002, we executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During the year ended December 31, 2002, we recorded $1,227,000 in restructuring and other related charges. Restructuring charges for the three months ended September 30, 2003 and 2002, were $0 and $827,000, respectively, and charges for the nine months ended September 30, 2003 and 2002 were $0 and $1,262,000, respectively.

Restructuring Rollforward

The components of the charge for restructuring and a quarterly rollforward of the related liability included within accrued and other liabilities follows (in thousands):

	Balance at December 31, 2002	Charge for the three months ended March 31, 2003	Net Cash Payments & Impairments	Balance at March 31, 2003
Excess facilities and asset impairments	$526	$—	$(243)	$283

	Balance at March 31, 2003	Charge for the three months ended June 30, 2003	Net Cash Payments & Impairments	Balance at June 30, 2003
Excess facilities and asset impairments	$283	$—	$(98)	$185

	Balance at June 30, 2003	Charge for the three months ended September 30, 2003	Net Cash Payments & Impairments	Balance at September 30, 2003
Excess facilities and asset impairments	$185	$—	$(121)	$64

The excess facilities and asset impairment charges recorded in 2002 were the result of our decision to exit certain domestic and international facilities and were estimated based on our evaluation of then current market conditions relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges were primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may differ from this estimate. The September 30, 2003 liability has been reduced by estimated future sublease receipts of $5,000. Future cash outlays are anticipated through June 2004, unless we are able to negotiate to exit the leases at an earlier date.

Note 10. Liquidity

Our operations have historically been financed through issuances of common and preferred stock. For the nine-month period ended September 30, 2003, we incurred a net loss of approximately $3,455,000 and we utilized cash in operating activities of approximately $1,288,000. At September 30, 2003, we have working capital of approximately $3,906,000. We believe we have sufficient resources to continue as a going concern through at least September 30, 2004. To reduce our cash used in operations, we put in place cost containment efforts during 2001 and restructured our operations during 2001 and 2002 by reducing headcount, exclusive of attrition, by 106 employees and eliminating excess facilities. Our plan to address our liquidity issues is to generate sufficient revenue from customer contracts or further reduce costs to provide positive cash flows from operations. There can be no assurance that we will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If we are not able to generate positive cash flows from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by us or on favorable terms.

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

In October 2003, we received notice that ServiceWare, Inc. had filed a complaint in September 2003 against Primus in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of our technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint has not been served and, as a result, the purported lawsuit is not active. If the complaint is served, we intend to vigorously defend against the allegations asserted in this complaint and we believe the claims are without merit. If the complaint is served, we also expect to bring a number of counterclaims against ServiceWare in this matter. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this action, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

Note 12. Commitments

We lease office space under operating leases with various expiration dates through 2006. In January 2003, we engaged an offshore development team to accelerate our development efforts. Our commitment under this agreement is to incur up to approximately $125,000 per month for development work through January 2005. During the nine-month period ended September 30, 2003, we incurred development expenses of approximately $834,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements.

Note 13. Guarantees

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

Note 14. Subsequent Events

Related Party Transaction

On October 31, 2003, we entered into an agreement with Michael Brochu, our President and Chief Executive Officer, to purchase all of his outstanding stock options with an exercise price at and above $3.00, or 1,239,165 stock options, which reduces the net dilution from stock options to the Company’s shareholders. Mr. Brochu has elected to apply the proceeds, after required tax withholdings of approximately $264,000, from this option disposition to his outstanding $750,000 loan from the Company (see Note 7, “Note Receivable From Related Party”). As a result of this transaction, the outstanding principal balance on this loan has been reduced to approximately $114,000. Mr. Brochu will not retain any net proceeds from the transaction.

Our Board of Directors, with Mr. Brochu abstaining from discussions and voting, approved of the transaction and, using the Black-Scholes option pricing model, established the total purchase price of $997,968. We purchased 547,999 stock options (granted on November 4, 1997) with an exercise price of $3.00, 78,666 stock options (granted on February 4, 1999) with an exercise price of $8.25, 150,000 stock options (granted on August 13, 1999) with an exercise price of approximately $20.41, 150,000 stock options (granted on February 2, 2000) with an exercise price of approximately $74.03, 37,500 stock options (granted on May 17, 2000) with an exercise price of approximately $38.66, 75,000 stock options (granted on October 12, 2000) with an exercise price of approximately $5.31, and 200,000 stock options (granted on May 16, 2001) with an exercise price of approximately $3.49.

The total purchase price under the transaction will be reflected as compensation expense and included in general and administrative expenses in our consolidated financial statements for the period ending December 31, 2003. The net proceeds will be first applied against accrued interest due the Company of approximately $98,000 and the remainder will reduce Mr. Brochu’s outstanding loan principal balance by approximately $636,000.

Board of Director Resignation

Effective November 3, 2003, Janice Peters, whose term as a director was to expire as of the Company’s 2004 Annual Shareholders Meeting, resigned from the Company’s board of directors.

Legal Proceedings

In October 2003, we received notice that ServiceWare, Inc. had filed a complaint against Primus in September 2003 in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of our technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint has not been served and, as a result, the purported lawsuit is not active. If the complaint is served, we intend to vigorously defend against the allegations asserted in this complaint and we believe the claims are without merit. If the complaint is served, we also expect to bring a number of counterclaims against ServiceWare in this matter. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this action, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

Non Compete and Non Solicit Agreement

On November 13, 2003, we entered into a noncompetition and nonsolicitation agreement with Michael Brochu, our President and Chief Executive Officer. Our Board of Directors, consistent with their desire to ensure that Mr. Brochu’s incentives support the long term growth of the company in the best interests of all shareholders and with Mr. Brochu abstaining from discussions and voting, approved of the transaction and established consideration to Mr. Brochu in exchange for this agreement of one times his annual base salary, or $310,000. The noncompetition and nonsolicitation agreement is effective from November 13, 2003 through three years from the end date of Mr. Brochu’s employment for any reason. Mr. Brochu has elected to apply approximately $114,000 of the proceeds, after required tax withholdings of approximately $82,000, to his outstanding loan from the Company (See the section entitled “Related Party Transaction” in this Note 14). As a result of this prepayment, the loan will be fully paid by December 31, 2003. We anticipate that the $310,000 of consideration under this agreement will be reflected as compensation expense and included in general and administrative expense in our consolidated financial statements for the period ending December 31, 2003.

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

Overview

We provide application software that enables companies to improve customer service by accessing, analyzing and improving information. Primus® software provides an application that captures and shares knowledge, increasing the efficiency and effectiveness of customer service. Our software, available licensed or hosted, can be deployed as a suite, as individual products or as an integrated solution with other leading eService applications, depending on the customer’s preference and/or the immediacy of their need. Our software is flexible and easily implemented. Our solutions can be used in combination with leading eService and IT Helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle, PeopleSoft, Remedy, Siebel, Talisma and others. Our products are also used in Portal environments in combination with products from BEA and IBM. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

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

Our software suite consists of Primus Answer Engine, Primus eServer, Primus eSupport, Primus iView and Primus Quick Resolve. Product license revenue and related services from Primus eServer and Primus eSupport related products accounted for 90% or more of total revenue for the three and nine month periods ended September 30, 2003 and 2002, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2003. License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software. We deploy our solutions either in-house at the customer’s facility as installed software or in a hosted environment operated and maintained by us. Customers using our hosted offerings can take advantage of our hosting expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to our applications.

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

We market our software and services on a worldwide basis primarily through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international revenue constituted 20% and 24% of our total revenue for the quarters ended September 30, 2003 and 2002, respectively. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. We have not guaranteed any obligations of the joint venture nor do we have any commitment or intent to provide any funding.

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred cumulative net losses since inception, and as of September 30, 2003, had an accumulated deficit of approximately $103 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development and sales and marketing.

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

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment. At September 30, 2003 and December 31, 2002, the allowance for doubtful accounts was $219,000 and $412,000, respectively.

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

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results

•	significant negative industry, economic or company specific trends

•	changes in the manner of our use of the assets or the plans for our business

•	loss of key personnel

If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

The following table sets forth certain financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
License:
Third party	43.8%	41.6%	34.6%	35.9%
Related party–Primus KK	1.8	6.6	2.6	3.8

	45.5	48.2	37.2	39.7
Service:
Third party	53.5	49.4	60.9	57.1
Related party–Primus KK	1.0	2.4	1.9	3.2

	54.5	51.8	62.8	60.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	2.0	2.4	1.8	1.6
Service	16.5	18.7	21.8	21.9

Total cost of revenue	18.5	21.1	23.6	23.5

Gross profit	81.5	78.9	76.4	76.5

Operating expenses
Sales and marketing	37.5	47.4	47.8	54.3
Research and development	27.4	29.3	34.6	38.3
General and administrative	12.7	13.8	15.8	21.2
Restructuring charges	—	13.5	—	7.7

Total operating expenses	77.6	104.0	98.2	121.5

Income (loss) from operations	3.9	(25.1)	(21.8)	(45.0)
Other income (expense), net	1.9	(0.3)	1.2	1.1

Income (loss) before income taxes and cumulative effect of change in accounting principle	5.8	(25.4)	(20.6)	(43.9)
Income tax expense	(0.4)	(0.4)	(0.6)	(0.6)

Income (loss) before cumulative effect of change in accounting principle	5.4	(25.8)	(21.2)	(44.5)
Cumulative effect of change in accounting principle	—	—	—	(13.9)

Net income (loss)	5.4%	(25.8)%	(21.2)%	(58.4)%

Revenue

Total revenue was $7.1 million and $6.1 million for the three months ended September 30, 2003 and 2002, respectively, representing an increase of $947,000, or 15%. During the three months ended September 30, 2003, revenue from an enterprise sale to one customer represented approximately 29% of total revenue. During the nine months ended September 30, 2003, revenue from two customers represented 24% of total revenue. No single other customer accounted for 10% or more of total revenue in the three or nine months ended September 30, 2003 or 2002. International revenue was $1,444,000 and $1,473,000 for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of $29,000 or approximately 2%. International revenue was $4.0 million and $3.4 million for the nine months ended September 30, 2003 and 2002, respectively, representing an increase of $600,000 or 15%. Total revenue was $16.3 million and $16.4 million for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of $115,000, or less than 1%. We believe that international revenue as a percentage of our total revenue will continue to fluctuate in the future. We believe that the depth and duration of the current economic downturn may continue to have an impact on our revenue.

License Revenue. Total license revenue was $3.2 million and $2.9 million for the three months ended September 30, 2003 and 2002, respectively, representing an increase of approximately $270,000, or 9%. Total license revenue was $6.1 million and $6.5 million for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of $454,000, or 7%. License revenue as a percentage of total revenue was 45.5% and 48.2% for the three months ended September 30, 2003 and 2002, respectively and 37.2% and 39.7% for the nine months ended September 30, 2003 and 2002, respectively. Macroeconomic conditions have been extremely challenging during 2002 and 2003, and we expect them to continue to affect capital-spending initiatives of our targeted new and existing customer base. As a result, we continue to experience unpredictable selling cycles. Our license revenues depend on the overall demand for customer relationship management products and IT Helpdesk applications, and depends in large part on the general economic and business conditions.

Service Revenue. Total service revenue was $3.8 million and $3.2 million for the three months ended September 30, 2003 and 2002, respectively, representing an increase of $680,000, or 21%, and was the result of increases in hosting and consulting fees of $1.1 million, partially offset by a decrease in maintenance and support contract revenue of $420,000 over the same period. Service revenue as a percentage of total revenue was 54.5% and 51.8% for the three months ended September 30, 2003 and 2002, respectively. Total service revenue was $10.2 million and $9.9 million for the nine months ended September 30, 2003 and 2002, respectively, representing an increase of approximately $340,000, or 3%, and was the result of increases in consulting and hosting fees of $880,000, partially offset by a decrease in maintenance and support contract revenue of $540,000 over the same period. The increase in consulting and hosting fees is directly attributable to an increase in the number of customers we are providing hosting services for, as well as consulting services for two customers who entered into enterprise license agreements with us during 2003. Service revenue as a percentage of total revenue was 62.8% and 60.3% for the nine months ended September 30, 2003 and 2002, respectively. The decline in maintenance and support contract revenue is primarily due to a decline in the number of licenses on which maintenance was renewed, which is the result of continued pricing pressures, customer downsizing, the termination of certain low margin maintenance and support contracts and decreases in software license revenue over the last few years. We expect the amount of and proportion of total service revenue to total revenue to fluctuate in the future, depending primarily on the dollar amounts of software license revenue, maintenance and support contract revenue, hosting consulting fees and our customers’ use of third-party consulting and implementation services providers and the ongoing renewals of customer maintenance and support contracts.

Cost of Revenue

Total cost of revenue was approximately $1.3 million for both the three months ended September 30, 2003 and 2002. Total cost of revenue was approximately $3.8 million for both the nine months ended September 30, 2003 and 2002.

Cost of License Revenue. Cost of license revenue consists primarily of media, product packaging and shipping, third party software purchased and resold, documentation and other production costs, third party royalties and the amortization of certain other intangible assets. Cost of license revenue was $143,000 and $147,000 for the three months ended September 30, 2003 and 2002, respectively. Cost of license revenue as a percentage of license revenue was approximately 2% for both the three months ended September 30, 2003 and 2002. Cost of license revenue was $297,000 and $264,000 for the nine months ended September 30, 2003 and 2002, respectively. This increase in the cost of license revenue is primarily due to fees related to certain OEM contracts not in place during 2002, and to a slight increase in the cost of third party software purchased and resold. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology resold or integrated with our solutions.

Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of service provided by third-party consultants engaged by Primus, hosting related costs and the amortization of certain other intangible assets. Cost of service revenue was approximately $1,161,000 and approximately $1,144,000 for the three months ended September 30, 2003 and 2002, respectively, representing an increase of approximately $18,000, or 2%. Cost of service revenue as a percentage of service revenue was 30% and 36%, or a gross margin of 70% and 64%, for the three months ended September 30, 2003 and 2002, respectively. Cost of service revenue was $3,542,000 and $3,587,000 for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of approximately $45,000, or 1%. Cost of service revenue as a percentage of service revenue was 35% and 36%, or a gross margin of 65% and 64%, for the nine months ended September 30, 2003 and 2002, respectively. For the nine month period ended September 30, 2003, the slight decrease in cost of service revenue as an absolute dollar amount was primarily due to reductions in overhead expenses, higher utilization rates for our professional services staff, continued cost containment efforts and the cost savings realized from workforce reductions during 2002 within the professional services and customer support organizations. The slight increase in the three-month period ended September 30, 2003 is primarily due to slight increases in hosting related fees and amortization. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation, hosting and other consulting services, as well as staffing levels, utilization rates, overhead costs, customer needs and hosting related costs. Gross profit margins are generally higher for support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation, hosting and other consulting services. We anticipate that cost of service, both as an absolute dollar amount and as a percentage of service revenue, will fluctuate in the future.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, allocated overhead costs, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses were approximately $2.6 million and $2.9 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of approximately $250,000 or 9%. Sales and marketing expenses were approximately $7.8 million and $8.9 million for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of approximately $1.1 million or 13%. This decrease is primarily the result of reductions in sales and marketing headcount, travel and entertainment costs, recruiting expenses and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. Sales and marketing expenses as a percentage of total revenue were 38% and 47% for the three months ended September 30, 2003 and 2002, respectively, and 48% and 54% for the nine months ended September 30, 2003 and 2002, respectively. This decrease as a percentage of total revenue is primarily due to the 13% decrease in total sales and marketing expenses for the nine-month period ended September 30, 2003 compared to the same period in 2002, partially offset by a slight decline in total revenue over the same period. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future. We anticipate in future periods that sales and marketing expense, as an absolute dollar amount, will continue to fluctuate, depending primarily on the volume of future revenues, staffing levels, overhead costs and our assessment of market opportunities and sales channels.

Research and Development. Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists, quality assurance personnel, allocated overhead costs, as well as costs related to the use of third party development firms. Research and development expenses were approximately $1.9 million and $1.8 million for the three months ended September 30, 2003 and 2002, respectively, representing an increase of approximately $144,000 or 8%. Research and development expenses were approximately $5.6 million and $6.3 million for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of approximately $650,000 or 10%. For the nine months ended September 30, 2003, the decrease was primarily due to reductions in overhead expenses, research and development headcount since July of 2001 and our continued cost containment efforts, partially offset by increases in research and development related to the engagement in January of 2003 of an offshore development team to accelerate our development efforts. The increase for the three months ended September 30, 2003 is primarily attributable to the increase in offshore development as well as additional personnel and related costs associated with the acquisition of Broad Daylight for the month of September 2003. Our commitment under this offshore development agreement is to incur up to approximately $125,000 per month for development work through January 2005. During the nine months ended September 30, 2003, we incurred development expenses of approximately $834,000 related to this agreement. When required, we use third-party development firms to expand the capacity and technological expertise of our internal research and development teams. Research and development expenses as a percentage of total revenue was 27% and 29% for the three months ended September 30, 2003 and 2002, respectively, and 35% and 38% for the nine months ended September 30, 2003 and 2002, respectively. This decrease as a percentage of total revenue is primarily due to the decrease in total research and development spending in the first nine months of 2003 compared to the first nine months of 2002, partially offset by a slight decline in total revenue over the same period. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future and we anticipate that research and development costs, as an absolute dollar amount will increase in the near term by approximately 15% as research and development costs will include the operating results of Broad Daylight. Long term we anticipate they will fluctuate, depending primarily on the volume of future revenues, customer needs, staffing levels, outsourced development commitments, overhead costs and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, allocated overhead costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs and professional-services fees. General and administrative expenses were approximately $896,000 and $843,000 for the three months ended September 30, 2003 and 2002, respectively, representing an increase of approximately $53,000 or 6%. This increase is primarily the result changes in the allocation of overhead expenses. General and administrative expenses were approximately $2.6 million and $3.5 million for the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of approximately $907,000 or 26%. This decrease is primarily due to the favorable settlement of a legal matter during the second quarter of 2003, which resulted in the reversal of an accrual in the amount of $250,000, which had been recorded during the nine months ended September 30, 2002, as well as reductions in overhead expenses, general and administrative headcount since July of 2001 and current quarter reductions in occupancy costs, legal expenses, and bad debt expenses partially offset by increases in consulting fees. The decrease in total general and administrative expenses reflects the continued impact of the overall cost containment measures taken by us during the last two years. General and administrative expenses as a percentage of total revenue were 13% and 14% for the three months ended September 30, 2003 and 2002, respectively, and 16% and 21% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in general and administrative expense as a percentage of total revenue is attributable to the decrease in general and administrative expenses in the current period, as well as changes in total revenue over the same period. We believe that our general and administrative expenses will increase substantially during the fourth quarter of 2003, due primarily to the compensation expense of approximately $1.0 million that will be recognized as a result of the purchase of certain outstanding options from Michael Brochu, president and chief executive officer, on October 31, 2003 as well as approximately $310,000 of expense related to his non-compete agreement. We believe that our general and administrative expenses will fluctuate as an absolute dollar amount in future periods, depending primarily on the volume of future revenues, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

Restructuring Charges. There were no restructurings during the nine months ended September 30, 2003. During the three and nine months ended September 30, 2002, we had restructuring charges of $827,000 and $1,262,000, respectively, related to our decision to exit certain domestic and international facilities and reduce our workforce.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income (Expense), Net. Net other income (expense), was $131,000 and $(15,000) for the three months ended September 30, 2003 and 2002, respectively and $198,000 and $188,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase from period to period is primarily due to increases in interest earned in 2003 related to financing terms provided to certain customers, offset by decreases in investment yields. We expect to continue to yield investment income on our cash and cash equivalents and short-term investments at an average rate that is less than that experienced in 2002, however we also expect to earn interest income on this financing arrangement for the remainder of 2003 and 2004.

Income Taxes. We have not recorded income tax benefits related to the net operating losses for the nine months ended September 30, 2003 or 2002 as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded in the three and nine months ended September 30, 2003 and 2002 primarily relates to our foreign operations.

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

As of September 30, 2003, we had cash and cash equivalents of $11.4 million, representing a decrease of approximately $507,000 from our December 31, 2002 balance of $11.9 million. As of September 30, 2003, our working capital was approximately $3.9 million compared to $7.6 million at December 31, 2002.

Our operating activities resulted in net cash outflows of approximately $1.3 million and $5.2 million for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, adjustments to the $3.5 million net loss to reconcile to cash used in operating activities includes cash provided by operations of approximately $1.7 million for the decrease in accounts receivable and other assets and increases in compensation related accruals and accounts payable and accrued liabilities, and $1,309,000 in depreciation and amortization. This is offset by cash used in operations of approximately $793,000 for the increase in prepaid expenses and the decrease in deferred revenue.

Investing activities provided cash of approximately $773,000 and $3.8 million during the nine months ended September 30, 2003 and 2002, respectively. Investing activities for the nine months ended September 30, 2003 consisted of approximately $1.4 million in proceeds from the maturity of short-term investments offset by the purchases of short-term investments of $395,000, property and equipment of $174,000 and $54,000 for the purchase of Broad Daylight, net of cash paid.

Financing activities provided cash of $29,000 and $66,000 during the nine-month periods ended September 30, 2003 and 2002, respectively, from the issuance of common stock.

Our principal source of liquidity at September 30, 2003 was our cash and cash equivalents. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5% as of June 30, 2003) and expires in December 2003. There were no borrowings outstanding as of September 30, 2003. If we are unable to maintain compliance in the future, this $3.0 million line of credit may not be available in its entirety. As of the filing date of this report, we were in compliance with our financial covenants in connection with the line of credit.

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

We lease office space under operating leases with various expiration dates through 2006. In January 2003, we engaged an offshore development team to accelerate our development efforts. Our commitment under this agreement is to incur up to approximately $125,000 per month for development work through January 2005. During the nine months ended September 30, 2003, we incurred development expenses of approximately $834,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements.

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

Since we began operations, our revenue has not been sufficient to support our operations, and we have incurred operating losses in every quarter, except for the quarter ended September 30, 2003. As of September 30, 2003, our accumulated deficit was approximately $103 million. Our history of losses may cause some of our potential customers to question our viability and hamper our ability to sell some of our products. Our revenue has been affected by the continuing uncertain economic conditions both generally and in our market. Although we have restructured our operations to reduce operating expenses due to the increase in operating expenses related to the acquisition of Broad Daylight, we still may need to increase our revenue from the calendar quarter ended September 30, 2003 and/or further reduce our operating expenses to achieve and/or maintain profitability and positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. Our expectations as to whether we can achieve and/or maintain positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. In addition we may require additional financing, which might not be available on acceptable terms, if at all.

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

Fluctuations in our operating results, particularly compared to the expectations of investors could cause severe volatility in the price of our common stock. Our revenue and operating results have fluctuated substantially from quarter to quarter and are likely to continue to do so in the future. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because of the length of our sales cycle, delays in customer buying decisions and variation in the size of individual license transactions from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. We will continue to base our decisions regarding operating expenses on anticipated revenue trends. Therefore, to the extent our actual revenue falls short of our expectations, our operating results will suffer and our stock price will likely decline. If quarterly revenue or operating results fall below the expectations of investors, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the other subheadings of this “Risks Associated with Primus’ Business and Future Operating Results” section as well as:

•	general economic conditions that adversely affect our customers’ capital investment levels in eService (that is, Internet browser based self-service solutions) and knowledge management systems

•	the evolving and varying demand for our software products and services

•	budget and spending decisions by information technology and customer support departments of our customers

•	order deferrals in anticipation of new products or product enhancements introduced by our competitors or us

•	our ability to manage our expenses

•	the timing of new releases of our products

•	changes in our pricing policies or those of our competitors

•	the timing of execution of large contracts that materially affect our operating results

•	uncertainty regarding the timing of delivery of our products

•	changes in the level of sales of professional services as compared to product licenses

•	the mix of sales channels through which our products and services are sold

•	the mix of our domestic and international sales

•	costs related to the customization of our products

•	our ability to expand our operations, and the amount and timing of expenditures related to this expansion

•	decisions by customers and potential customers to delay purchasing of our products

•	a trend of continuing consolidation in our industry

•	global economic and political conditions, as well as those specific to our customers or our industry

Due to the protracted slowdown in the national and global economy, geopolitical uncertainties and uncertainties concerning the extent or timing of any meaningful economic recovery, we believe that many existing and potential customers are carefully evaluating and reprioritizing their planned technology and Web-related investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenue, and further delays or reductions in business spending for information technology could have a material adverse effect on our revenue, operating results and stock price.

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

Our continued NASDAQ SmallCap Market listing is not assured, which would make the trading market for our stock more illiquid and could make it more difficult to raise capital.

The NASDAQ SmallCap Market has a number of continued listing requirements. We are presently in compliance with all the continued listing requirements. If we were to fail to meet the minimum maintenance requirements in the future, then we would be subject to a delisting process, which presently involves grace periods to regain compliance, from the NASDAQ SmallCap Market. If our common stock would be delisted by NASDAQ after expiration of any grace periods, our securities could still be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. Delisting from the NASDAQ SmallCap Market would make trading our shares more difficult for investors and would likely result in a significant decline in the liquidity of the trading market, potentially leading to further volatility and declines in our share price. Further, if we were delisted it would also make it more difficult for us to raise additional capital and we would likely also incur additional costs under state blue-sky laws in connection with any sales of our securities.

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

In the future, we may incur impairment charges related to goodwill arising out of the Broad Daylight acquisition or future acquisitions, if any. We may also incur large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset. We may also incur amortization expenses related to other intangible assets. Current and future accounting charges like these could harm our operating results.

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

In addition, competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. Some current and potential competitors have longer operating histories and significantly greater financial, technical, marketing, service, support and other resources, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases that they could leverage. They might be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive products and/or more attractive terms. Some of the companies providing e-commerce, advanced natural language self service and traditional customer relationship management solutions that may compete with us include Amdocs/Clarify, Answerfriend, Autonomy, eGain, Inquira, iPhrase Technologies, Kana, Kanisa, Oracle, Peoplesoft, Right Now Technologies, ServiceWare and Siebel.

The principal competitive factors in our industry include:

•	vendor and product reputation	•	product ease-of-use
•	the availability of products on the Web and multiple operating platforms	•	the quality of customer support services, documentation and training
• •	measurable economic return on investment ability to use customers as references	•	the quality, speed and effectiveness of application development services
•	product quality, performance and price	•	the effectiveness of sales and marketing efforts
•	breadth of product functionality and features	•	product integration with other enterprise applications
•	product scalability	•	breadth of product application suite
•	vendor financial viability

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

Product license revenue and related service revenue from our Primus eServer and Primus eSupport related products accounted for 90% or more of our total revenue in the 2002 fiscal year and in the nine months ended September 30, 2003, and we expect these products to continue to account for a substantial portion of our revenue for the remainder of 2003. For our business to succeed, the market for this software will have to grow substantially, and we will have to achieve broad market acceptance of our products. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

We may not be able to forecast revenue accurately because our products have a long and variable sales cycle.

To date, the typical sales cycles for our products have taken 3 to 12 months. The length of our sales cycles may cause license revenue and operating results to vary significantly from period to period. Our sales cycles have required pre-purchase evaluation by a significant number of individuals in our customers’ organizations. Along with third parties that jointly market our software, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software deliberately, depending on their specific technical capabilities, the size of the deployment, the complexity of their network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current national and global economic downturn were to continue, or prospective customers were to extend their purchasing cycles, the sales cycle for our products may become longer and we may require more time and resources to complete sales.

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

In connection with certain hosting services agreements and consulting services arrangements, Primus has agreed to service level performance criteria. Any failure of Primus to meet the service level performance criteria could result in certain negotiated fee credits or liquidated damage payments to any affected customers. As Primus expands its hosting services and consulting services business, the potential could exist for material, contingent liabilities related to negotiated fee credits or liquidated damages for failure to meet agreed performance criteria.

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of data of customer communications and data over the Internet could harm our business and reputation.

We could experience interruptions to Primus-hosted operations due to natural disasters, Internet traffic disruptions (by, for example, malicious service attacks and hacking into operating systems, viruses and worms), hardware and operating system failures. As a result, our business may suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations. We may experience occasional termorary capacity constraints due to sharply increased traffic or other Internet wide disruptions, which may cause unanticipated system disruptions, slower response times and degradation in levels of customer service.

The regulatory environment surrounding accounting and corporate governance subjects us to certain legal uncertainties in the operation of our business and may continue to increase our cost of doing business.

We face increased regulatory scrutiny and potential criminal liability for our executives associated with various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002. We have reviewed and will continue to monitor all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to relationships with our independent accountants, enhanced financial disclosures, internet controls, board and board committee practices, corporate responsibility and loan practices, and intend to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both Primus and our executive officers and directors in monitoring and insuring compliance. A failure to properly navigate the legal disclosure environment and implement and enforce appropriate policies and procedures, if needed, could harm our business and prospects.

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

Because our stock price has suffered a significant decline since 2000, stock-based compensation, including options to purchase our common stock, may have diminished effectiveness as employee hiring and retention devices. If employee turnover increases, our ability to provide client service and execute our strategy would be negatively affected. We may also face difficulties in hiring and retaining qualified sales personnel to sell our products and services, which could impair our revenue growth.

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

Our ability to increase revenue in the future depends considerably upon our success in recruiting, training, managing and retaining additional direct sales personnel and the success of the direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales backgrounds. There is a shortage of sales personnel with the qualifications and experience, and competition for qualified personnel is intense in our industry. Our recent reductions in force may also impair our ability to recruit skilled sales personnel. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

Acquisitions could disrupt our business and harm our financial condition.

In order to remain competitive, we may find it necessary to acquire additional businesses, products and technologies. In the event that we do complete an acquisition, we could be required to do one or more of the following:

•	issue equity securities, which would dilute current shareholders’ percentage ownership

•	assume contingent, unrecorded and/or warranty liabilities

•	amortize other intangible assets

•	incur future goodwill impairment charges

•	restructure our business

•	incur additional obligations to fund payment of the accounts payable and other liabilities of the acquired entity

These difficulties could disrupt our ongoing business, divert management resources and/or increase our expenses.

Conversely, we may be unable to complete acquisitions that we need to remain competitive due to constrained financial resources, volatility in our stock price or other factors described in this section “Risks Associated with Our Business and Future Operating Results.”

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

Our acquisition of Broad Daylight may not be successful.

On August 12, 2003, we announced that we entered into a definitive agreement to acquire Broad Daylight and on September 3, 2003 we closed the transaction.

The acquisition may not be successful and will not achieve its anticipated benefits unless we successfully integrate Broad Daylight’s operations with those of Primus in a timely manner. Prior to the acquisition, Primus and Broad Daylight operated independently, each with its own business, business culture, markets, customers, employees and systems.

Integrating the operations associated with Broad Daylight may be a challenging and expensive process that may result in revenue disruption, loss of key employees, customer uncertainty, and other operational difficulties if not completed in a timely and efficient manner. The operations associated with Broad Daylight will remain in Santa Clara, California after the closing. The geographic separation could also increase the operational risks associated with this acquisition. If we are not successful in addressing these risks or any other problems encountered in connection with the acquisition, our business could be harmed.

Anticipated losses from our Broad Daylight acquisition may harm our business.

Following the closing of our acquisition of Broad Daylight, we expect the operations associated with Broad Daylight to incur operating losses during the fourth quarter of 2003, and to fluctuate thereafter. Our expectation regarding the initial operating losses, and their fluctuation over time, is subject to risk and uncertainty. The operating losses could adversely affect our ability to achieve or maintain profitability on a consolidated basis in any given fiscal period, which could result in a decrease in our stock price. If the operating losses continue longer than we expect, or are greater than we expect, such losses could harm our financial position, reported operating results or stock price. Our estimate of the operating losses we are likely to incur is based on Broad Daylight’s past performance and anticipated future performance. Factors that might contribute to the operating losses continuing longer than we expect, or being greater than we expect, include Broad Daylight’s ability to renew existing hosting and support and maintenance agreements with its major customers on commercially reasonable terms, or at all, and price pressure from competitors.

Our network is subject to security risks that could harm our business and reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security risks, including:

•	our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•	we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services; and

•	someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ proprietary information or content or interrupt operations.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute and/or host products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks.

Our international operations are subject to additional risks.

Revenue from customers outside the United States represented approximately $1,444,000, or 20% of our total revenue for the quarter ended September 30, 2003. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

•	costs and complexity of customizing products for foreign countries

•	laws and business practices favoring local competitors

•	compliance with multiple, conflicting and changing laws and regulations

•	longer sales cycles

•	greater difficulty or delay in accounts receivable collection

•	import and export restrictions and tariffs

•	difficulties in staffing and managing foreign operations

•	investing at appropriate levels in foreign operations to compete effectively

•	political and economic instability

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

We incorporate software licensed from third parties into our software products. As we develop enhanced versions of our software, some of the additional functionality and capabilities of our products may be a result of additional third party applications. A significant interruption in the availability of any of the licensed third-party software could adversely affect our sales, unless and until we can replace this software with other software that performs similar functions. Because our solutions incorporate software developed and maintained by third parties, we depend on these third parties’ abilities to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. If third-party software offered now or in the future in conjunction with our solutions becomes obsolete or incompatible with future versions of our solutions, we may not be able to continue to offer some of the features we presently include in our solutions unless we can license alternative software or develop the features ourselves.

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

If any of our products are found to violate third party proprietary rights, we may be liable for damages and be required to reengineer our products or seek to obtain licenses from third parties, and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. In addition, other companies have filed trademark applications for marks similar to the names of our products. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management’s attention and resources to defend against any claims relating to proprietary rights, which could materially and adversely affect our financial condition and operations. If a party succeeded in making such a claim we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Any such outcome could have a material adverse effect on our business, financial condition, operating results and stock price. We do not carry any insurance against intellectual property infringement claims.

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

Our officers, directors and affiliated entities together beneficially own approximately 22% of the outstanding shares of our common stock. As a result, these shareholders are able to substantially influence all matters requiring shareholder approval and, thereby, our management and affairs. Some matters that typically require shareholder approval include:

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

The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Internet. The imposition of taxes or other charges would likewise deter the use of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication and customer self-service, could decrease demand for our products and services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could harm our growth and increase our costs, which could materially and adversely affect our financial condition, results of operations and our stock price.

Terrorists’ attacks, other acts of war or military actions may adversely affect the markets on which our Common Stock trades, our financial condition and our results of operations.

The September 11, 2001 terrorist attacks in the United States and more recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them and the current United States military presence in Iraq have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In addition, the continued threats of terrorism and the heightened security measures in response to such threats have caused and may continue to cause significant disruption to commerce throughout the world. Disruption in business in response to these threats or future attacks may cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Certain of our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our principal facilities are located in Seattle, Washington and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our principal facilities would be seriously, or potentially completely, impaired. If we begin to generate meaningful services revenues from hosting our applications for use over the Internet, there are additional risks to our ability to maintain those hosting facilities in a disaster. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

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

During the period ended September 30, 2003, decreases in interest rates on the fair market value of our cash, cash equivalents and marketable securities had an insignificant impact on our net loss. We believe that the impact on the fair market value of our securities and our earnings for 2003 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

Foreign Currency Exchange Risk. We develop products in the United States and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are predominantly priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. We have two foreign subsidiaries—Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France—whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations during the three months and nine months ended September 30, 2003 and 2002. If, during 2003, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2003 would likely not be significantly affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) as of September 30, 2003. Based on our most recent evaluation, these officers have concluded that as of September 30, 2003, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls. There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

PART II — OTHER INFORMATION

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

In October 2003, we received notice that ServiceWare, Inc. had filed a complaint against Primus in September 2003 in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of our technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint has not been served and, as a result, the purported lawsuit is not active. If the complaint is served, we intend to vigorously defend against the allegations asserted in this complaint and we believe the claims are without merit. If the complaint is served, we also expect to bring a number of counterclaims against ServiceWare in this matter. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this action, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

ITEM 2. CHANGE IN SECURITIES

(c) Since July 1, 2003, the Company has issued the following unregistered securities:

On September 3, 2003, Primus acquired Broad Daylight, Inc., for 2,131,009 shares of Primus common stock valued at approximately $2.5 million, plus cash of approximately $140,000 and direct acquisition costs of approximately $200,000. The fair value of the common stock issued on the acquisition was $1.19 per share, based on the average market price for a period before and after August 12, 2003.

ITEM 5. OTHER INFORMATION

On October 31, 2003, we entered into an agreement with Michael Brochu, our President and Chief Executive Officer, to purchase all of his outstanding stock options with an exercise price at and above $3.00, or 1,239,165 stock options, which reduces the net dilution from stock options to the Company’s shareholders. Mr. Brochu has elected to apply the proceeds, after required tax withholdings of approximately $264,000, from this option disposition to his outstanding $750,000 loan from the Company (see Note 7 of Item 1, “Note Receivable From Related Party”). As a result of this transaction, the outstanding principal balance on this loan has been reduced to approximately $114,000. Mr. Brochu will not retain any net proceeds from the transaction.

Our Board of Directors, with Mr. Brochu abstaining from discussions and voting, approved of the transaction and established the total purchase price of $997,968. We purchased 547,999 stock options (granted on November 4, 1997) with an exercise price of $3.00, 78,666 stock options (granted on February 4, 1999) with an exercise price of $8.25, 150,000 stock options (granted on August 13, 1999) with an exercise price of approximately $20.41, 150,000 stock options (granted on February 2, 2000) with an exercise price of approximately $74.03, 37,500 stock options (granted on May 17, 2000) with an exercise price of approximately $38.66, 75,000 stock options (granted on October 12, 2000) with an exercise price of approximately $5.31, and 200,000 stock options (granted on May 16, 2001) with an exercise price of approximately $3.49.

The total purchase price under the transaction will be reflected as compensation expense and included in general and administrative expenses in our consolidated financial statements for the period ending December 31, 2003. The net proceeds will be first applied against accrued interest due the Company of approximately $98,000 and the remainder will reduce Mr. Brochu’s outstanding loan principal balance by approximately $636,000.

Effective November 3, 2003, Janice Peters, whose term as a director was to expire as of the Company’s 2004 Annual Shareholders Meeting, resigned from the Company’s board of directors.

On November 13, 2003, we entered into a noncompetition and nonsolicitation agreement with Michael Brochu, our President and Chief Executive Officer. Our Board of Directors, consistent with their desire to ensure that Mr. Brochu’s incentives support the long term growth of the company in the best interests of all shareholders and with Mr. Brochu abstaining from discussions and voting, approved of the transaction and established consideration to Mr. Brochu in exchange for this agreement of one times his annual base salary, or $310,000. The noncompetition and nonsolicitation agreement is effective from November 13, 2003 through three years from the end date of Mr. Brochu’s employment for any reason. Mr. Brochu has elected to apply approximately $114,000 of the proceeds, after required tax withholdings of approximately $82,000, to his outstanding loan from the Company (See the section entitled “Related Party Transaction” in Note 14 of Item 1, “Subsequent Events”). As a result of this prepayment, the loan will be fully paid by December 31, 2003. We anticipate that the $310,000 of consideration under this agreement will be reflected as compensation expense and included in general and administrative expense in our consolidated financial statements for the period ending December 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10.28 Addendum Four to Amended and Restated Distribution Agreement, dated March 31, 2003, by and between registrant and Primus Knowledge Solutions, KK.

Exhibit 10.29 Addendum Five to Amended and Restated Distribution Agreement, dated September 30, 2003, by and between registrant and Primus Knowledge Solutions, KK.

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 906, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On August 12, 2003, Primus filed a report on Form 8-K announcing that it had entered into a definitive agreement to acquire Broad Daylight, Inc. and also announcing its financial results for the quarter ended June 30, 2003.

On September 26, 2003, Primus filed a report on Form 8-K announcing the acquisition of Broad Daylight, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

Date: November 14, 2003	By:	/s/ Ronald M. Stevens
Ronald M. Stevens Chief Operating Officer, Chief Financial Officer, and Treasurer

(Principal financial and chief accounting officer)