Form 10-K
period 2003-12-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2004-03-26
CIK 1067797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

Commission File Number: 0-26273

PRIMUS KNOWLEDGE SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1350484
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on the last business day of the second fiscal quarter, June 30, 2003, as reported on Nasdaq National Market System was approximately $15.8 million. Shares of common stock held by each executive officer and director and by each person who owned 5% or more of the outstanding common stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding on March 18, 2004, was 23,676,884.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by a portion of Item 10 and Items 11 and 12 of Part III of this report is incorporated by reference from the registrant’s definitive proxy statement, relating to the Annual Meeting of Shareholders to be held in June 2004, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year to which this report relates.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

FORM 10-K

“Primus®,” “Primus® eServer,” “Primus® eSupport,” “Primus® Enterprise Search,” “Primus® iView,” “Primus® Quick Resolve,” and “Primus® Visibility” are trademarks, registered trademarks, or service marks of Primus. This Annual Report on Form 10-K also contains trademarks and service marks of other companies, which are the property of their respective owners.

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

ITEM 1.    BUSINESS

Overview

We provide software solutions that enable companies to deliver a superior customer experience via contact centers, information technology (IT) help desks, Web (Intranet and Internet) self-service and electronic communication channels. Our technology powers every interaction with knowledge to increase customer satisfaction and reduce operational costs. We provide application software that enables companies to find, capture and communicate enterprise knowledge to deliver answers to questions and solutions to problems. We also offer electronic communication solutions, such as web self-service, email management, chat, and wireless communications. Our software products can be implemented as a suite or as individual modules as part of a comprehensive eService solution, customer service delivered through web based applications. Our solutions can be used in combination with leading CRM (Customer Relationship Management) and IT helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle CRM, PeopleSoft, Remedy, Siebel, SAP, and others. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

We target mid- to large-sized organizations, and our products are used by call centers, IT helpdesks, field service organizations, human resources organizations, marketing organizations, and eService businesses. Our customers include companies from many verticals, including: High-tech, Telecommunications, Outsourced Services Providers, Financial Services, Manufacturing and Government. We develop our products and market and sell our software and services primarily through a direct sales force and a minority owned Japanese entity. We have offices throughout the United States, and in the United Kingdom and France. Our principal executive offices are located at 1601 Fifth Avenue, Suite 1900, Seattle, WA 98101.

We incorporated in Washington State in 1986 and our common shares were originally listed on the Nasdaq National Market® on June 30, 1999, were transferred to the Nasdaq Small Cap Market on or about November 1, 2002, and publicly trade under the symbol PKSI.

Industry Background

The emergence of the Web as a business medium has made it imperative for companies across a variety of industries to extend the way they do business. Traditional call centers for customer service and support have been integrated with web enabled applications for self-service, and now include multiple electronic communication channels for customers to choose from, including phone, email, self-service, chat, Instant Messaging (IM), Voice

Over Internet Protocol (VOIP), Short Message Service (SMS), Multimedia Messaging Service (MMS). The fast-growing eService market has focused on enabling companies to market their products, manage the sales process, transact sales, manage customer service, and interact and communicate with customers, partners and suppliers across any communication channel. Because of competitive pressures and customer expectations, even the most traditional companies have found it difficult to ignore the need to implement an eService strategy.

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

There are inherent challenges associated with interacting with customers in this new and dynamic business environment. Customers have higher expectations for customer service and expect that service to be consistent regardless of the communication channel used to deliver the support. Companies must view their customers in an integrated way, providing visibility to each customer’s information across their organizations. Customers are now active, informed participants in the business process and each customer interaction must be maximized to retain and increase sales to existing customers and improve customer satisfaction.

To compete in today’s business environment, companies must maximize their relationships with prospective and existing customers. This has led many companies to implement eService initiatives and software. eService software is designed to enable companies to interact with their customers and manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

Primus Solutions

We offer complete knowledge solutions that enable companies to deliver great service by finding, capturing and communicating information. Our products are used primarily for customer support by call centers and IT helpdesks and have been extended to support other business areas including Human Resources, Sales and Marketing.

Our solutions are predicated on the belief that the intellectual capital resident within a company’s workforce and within its’ disparate corporate repositories, is its most valuable asset. We provide knowledge-enabling solutions that allow companies to enhance customer relationships by managing and sharing the company’s valuable internal knowledge and expertise with customers, partners and employees, across multiple communication channels and business processes. Our software helps address the unique challenges faced by companies implementing a customer service and support strategy.

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

Integration.    Our software integrates with leading contact center and IT helpdesk solutions, including applications from Amdocs/Clarify, Kana, Onyx, Oracle, Peoplesoft, Remedy, SAP, Siebel and others. Integration with these types of applications enables companies to easily capture and access knowledge during the course of the customer interaction. Fast access to current, relevant knowledge is key to achieving the verifiable return on investment (ROI) that buyers demand.

Scalable architecture.    Our solutions scale from small to enterprise usage. Our customers have demonstrated the scalability of our software in demanding, transaction heavy environments. For example, one company is leveraging our self service solution to answer over 1 million questions per month. In addition, companies have purchased our software to be used by thousands of contact center employees, and hundreds of thousands of their customers and partners, on a global basis.

Rapid Return on Investment.    Our software offers a significant, measurable return on investment. For example, a networking software company reported a reduction of service escalations by 20% in six months; a manufacturing company reduced support escalations from level 2 support representatives to level 3 support representatives by 60% in three months. Our solutions can be rapidly implemented and easily customized, thus allowing for minimal start-up time before companies experience the benefits of choosing Primus software. In addition, the extensive business functionality provided by our software allows companies to realize more immediate benefits such as reduced support costs, enhanced customer satisfaction, and increased productivity. The extent of return on investment of Primus products is specific to each of our customer’s experience.

Primus Strategy

Establish and Maintain Leadership Position.    We intend to be the leader in providing comprehensive problem resolution software solutions for the customer contact center, IT helpdesk, electronic communications and self-service portal markets. Our strategy includes delivering world class products that leverage industry standard Java technologies, and web services, to easily integrate into existing systems, to address the market for self-service and assisted service.

Enhance our product suite.    We plan to enhance the capabilities of our product family by developing and licensing additional products and technologies. We intend to focus on applications and technologies that extend the breadth of our eService solutions. We develop our products to operate in numerous enterprise environments including Java 2 Platform, Enterprise Edition (J2EE), Microsoft Windows and NT and Sun Solaris Unix.

Target additional vertical markets.    We are focused on targeting additional vertical markets to broaden the reach of our problem-resolution products. Initially, our sales and marketing efforts targeted large enterprises in dynamic, technology-related industries that offer external customer support, such as software, hardware and telecommunications. We continue to focus on broadening our reach across multiple verticals, such as outsourced services providers, manufacturing, aerospace, financial services, and government.

Build additional strategic relationships.    We intend to strengthen our market reach by further developing partner relationships with leading implementation consulting, systems integration, and technology vendors. We believe that these strategic relationships will provide us with additional sales opportunities, further leverage our implementation resources, and broaden our current eService integration capabilities. Concurrently, we intend to expand our indirect distribution channels to complement our direct sales force and pursue reseller opportunities.

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

Products

Our software can be deployed as a suite, as individual modules, or as an integrated solution with other leading contact center and information technology helpdesk applications, depending on the customer’s preference and/or the immediacy of their need.

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

The following summarizes the current products that comprise the Primus software suite:

Primus® eServer

Primus eServer enables organizations to dynamically create, capture, and share knowledge to enhance their customers’ experiences and increase the effectiveness of their businesses. Primus eServer can be used in a variety of business environments, including customer service and support, field engineering, human resources, and sales and marketing, wherever a company needs to make knowledge available to its employees or customers, particularly when there is a large volume of information relating to products or systems.

Primus eServer provides sophisticated search functionality and enables the capture and creation of knowledge during the course of an interaction with a customer. Unlike text search engines that deliver large volumes of sometimes irrelevant answers or case-based systems that—due to their design—may deliver too limited a response, Primus eServer delivers answers that are both useful and manageable. We offer various intuitive and user-friendly interfaces to guide first level call center agents through a rapid problem resolution process or to provide full functionality to more experienced agents to access and create reusable knowledge across the enterprise, including Primus® eSupport, Primus® Quick Resolve and Primus® iView. Primus eServer can be used to support all phases of the customer lifecycle, from new requests for information or service, to secondary customer interactions that leverage knowledge to proactively serve their customers. For example, knowing that a customer has experienced repetitive customer service issues with a specific product, a company can proactively offer that customer a newly released product that will solve their service issues.

Primus® Enterprise Search

Primus Enterprise Search enables companies that want to leverage existing enterprise content, including websites, technical documentation and user manuals, to provide answers to questions from customers, employees, and partners. Primus Enterprise Search can be configured to search across corporate repositories to provide a single access point for call center agents or as a portal for self-service. Users can quickly get relevant answers from more than 225 types of files, including eServer knowledgebase solutions, Adobe PDF, Adobe Frame Maker, HTML, Microsoft Word, Microsoft PowerPoint, Microsoft Excel, and more. Primus Enterprise Search uses natural language processing (NLP) to analyze the meaning and context of the customer’s question and provides specific answers from enterprise content. Used in conjunction with Primus eServer, customers can accelerate the creation of a knowledge base to more effectively share information across the enterprise. Primus Enterprise Search also provides detailed reports to identify frequently requested documents, and information that needs to be updated or created within the organization.

Primus® Visibility

Primus® Visibility is a comprehensive electronic communication management solution designed to enhance employee productivity and correspondence quality in customer and internal communications. Primus Visibility uses natural language processing to auto-classify electronic communications and apply rules or skills based routing to streamline the electronic communications process. Primus Visibility manages textual messaging channels including webforms, email, SMS, MMS and other channels. The application is fully and simultaneous multi-lingual.

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

Primus eServer software runs on Microsoft Windows or Sun Solaris UNIX systems in single- or multi-processor configurations. Our client software runs in a fully customizable interface accessed through a web browser. We currently support IBM DB-2, Microsoft SQL Server and Oracle databases.

Primus Enterprise Search software runs on J2EE and Windows systems in single- or multi-processor configurations. Primus Enterprise Search complements the keyword search capabilities of these products with its ability to provide direct answers to natural language questions.

Primus Visibility is a J2EE application and runs on Windows, Sun Solaris, IBM AIX and IBM Z/OS operating platforms. The product includes both Java and Web browser client user interfaces.

Customer Support and Professional Services

We believe that high-quality customer support and professional services are required for continued growth and increased sales of our products. We have made significant investments in our support and services organization in the past and plan to continue to do so in the future.

Consulting.    Our consulting teams work closely with our customers prior to product implementation to review a customer’s business objectives and information technology infrastructure in order to assist the customer in determining Primus solutions that will best suit the customer’s needs. Thereafter, our consultants may install, integrate and implement our software in the user’s environment. In addition our consultants provide training to our customers and third-party partners, including end-user training and advanced technical training regarding the implementation and administration of our products.

Application Hosting.    Primus offers application hosting services model is designed to help companies focus on their core business by reducing initial capital or personnel costs associated while at the same time accelerating the deployment of any Primus software solution, with implementations in as little as two weeks. Our application hosting team installs and maintains Primus applications at data centers provided by third party vendors to ensure security and system availability. Our application hosting model lets organizations enjoy the benefits of Primus software solutions quickly, without incurring additional capital or personnel overhead costs.

Customer Support.    We recognize the importance of product support and quality service to the success of our customers by offering world wide technical product support to ensure quick response and resolution of their issues. Our customers can contact our support engineers via telephone, fax, and email 7 days a week, 24 hours per day. The use of our eServer product by our support engineers facilitates the quick, accurate resolution of those issues. In addition, thru the implementation and integration of our eSupport and Enterprise Search products we allow our customers direct, Web-based access to a robust and collective solution database for their self service needs.

Customers

Initially, our sales efforts targeted large enterprises in dynamic, technology-related industries that offer external customer support. We have broadened our sales focus to include additional vertical markets and enterprises of a wide variety of sizes that need to make knowledge available to their employees or customers, and particularly companies where there is a large volume of information relating to products or systems. In addition to our traditional markets of technology and telecommunications, we touch vertical markets that include aerospace, financial services, manufacturing and retail. During 2003 we continued to grow our Global 2000 Customer base by adding many new customers including Altera Corporation, AT&T Wireless, Cap Gemini Ernst & Young, Foundry Networks, Genentech, Groupe Victoria, HSBC, Information Technology, Inc., Oce-USA, Orange, Primavera Systems, Red Hat, Washington Mutual Bank, WebEx Communications and others.

Sales and Marketing

We market and sell our products primarily through a direct sales force. Our sales strategy is to pursue targeted accounts through a combination of our direct sales force and strategic relationships with third parties. Our field sales force, which includes both sales representatives and sales engineers, is organized into regional teams, complemented by direct telesales based at our headquarters in Seattle. We have sales offices in the United States, the United Kingdom and France. Our international sales constituted 31%, 20% and 23% of our 2003, 2002 and 2001 revenue, respectively.

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

In addition, competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. Some current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors may have wider name recognition and more extensive customer bases. They might be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive terms. Some of the companies providing e-commerce, advanced natural language self service and traditional customer relationship management solutions that may compete with us include Amdocs/Clarify, eGain, Inquira, iPhrase Technologies, Kana, Kanisa, Oracle, Peoplesoft, Right Now Technologies, ServiceWare, Siebel and Supportsoft.

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

Joint Venture and Subsidiaries

Primus Knowledge Solutions, K.K.

Primus software is marketed, distributed and supported in Japan by Primus Knowledge Solutions, K.K. (“Primus KK”), a joint venture in which we hold a 19.6% minority interest and hold 1 of 6 board of director positions. Trans Cosmos, Inc., one of Japan’s oldest and largest outsourced customer service and information technology support solutions provider, holds the remaining 80.4% of Primus KK. Trans Cosmos currently holds approximately 8% of our common stock. Our distribution arrangements provide Primus KK with exclusive rights to the Japanese and English versions of our Primus® eServer and Primus® eSupport products in Japan, and nonexclusive distribution rights for these products in Korea, China and Hong Kong. The distribution arrangement continues until terminated by mutual agreement or, if Primus KK has not completed the listing of its common stock on a recognized public stock exchange by December 31, 2004 or if certain performance goals are not met, its expiration on March 31, 2006. In July 2002, January 2003, May 2003 and again in September 2003, we amended the distribution agreement with Primus KK, and they have assumed a more significant role in product localization and support for the Japanese market. After the September 2003 amendment, our current royalty fee structure has guaranteed minimum payments from Primus KK of $125,000 per quarter through the first quarter of 2004 provided certain professional services milestones are met. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. As a result of the changing and uncertain business climate and operating results for Primus KK, we expect to negotiate further amendments to our distribution agreement. Our agreement with Primus KK does not contain product return rights. Revenue recognized under the reseller agreement totals approximately $956,000, $1,394,000 and $3,134,000 in 2003, 2002 and 2001, respectively, and revenue deferred at December 31, 2003 and 2002 was approximately $94,000 and $248,000, respectively, and accounts receivable at December 31, 2003 and 2002 were approximately $6,000 and $471,000, respectively. Primus KK is accounted for using the cost method, as management believes it does not have significant influence over its operations, has not guaranteed any of its obligations and does not have any commitment or intent to provide any funding. The carrying value of Primus KK is zero at December 31, 2003 and 2002.

European Subsidiaries

Primus Knowledge Solutions (UK) Limited and Primus Knowledge Solutions France are wholly-owned Primus subsidiaries conducting sales and marketing activities for Primus in Europe. Amacis Group Limited is a wholly-owned Primus subsidiary holding the technology assets arising from our subsidiary merger with Amacis Group Limited on December 22, 2003. The assets, liabilities and results of operations of these subsidiaries are consolidated into our financial statements.

Broad Daylight, Inc.

Broad Daylight, Inc. is a wholly-owned Primus subsidiary holding the technology assets arising from our subsidiary merger with Broad Daylight, Inc. entered into on September 3, 2003. This subsidiary’s assets, liabilities and results of operations are consolidated into our financial statements.

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

Employees

As of December 31, 2003, we had 181 employees, including 39 European-based employees. These included 53 in sales and marketing, 44 in client services and support, 61 in research and development and 23 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe our relationship with our employees is good. In addition, we occasionally supplement our workforce with consultants.

Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel.

Acquisitions

Broad Daylight, Inc.

On August 12, 2003, we signed a definitive merger agreement and announced our intent to acquire 100% of the voting interest in Broad Daylight, Inc. (“Broad Daylight”) an e-service software developer specializing in solutions for customer and employee self-service. The merger of Broad Daylight with a subsidiary of Primus closed on September 3, 2003. The combined offerings will leverage natural language search and rules-based problem-solving technologies, and will provide a complete range of options for companies looking for assisted service and self-service solutions. Under the terms of the merger agreement, we purchased all of the outstanding shares of Broad Daylight in exchange for 2,131,009 shares of Primus common stock valued at approximately $2,536,000, plus cash of approximately $140,000 and direct acquisition costs of approximately $198,000. The fair value of the common stock issued on the acquisition was $1.19 per share, based on the average market price for a period before and after August 12, 2003.

The purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $3.3 million has been recorded as goodwill.

Amacis Group Limited

On December 22, 2003, we signed and consummated a share purchase agreement to acquire 100% of the voting interest in Amacis Group Limited, a corporation organized under the Companies (Tables A to F) Regulations (Northern Ireland) (“Amacis”). Under the terms of the share purchase agreement, we purchased all of the outstanding shares of Amacis in exchange for 1,234,692 shares of Primus common stock valued at approximately $7.4 million, assumed all employee stock options outstanding under an existing Amacis stock option plan, valued at approximately $1.1 million and incurred direct acquisition costs of approximately $364,000. The fair value of our common stock issued as consideration in the acquisition was $6.00 per share, based on the average market price for a period before and after December 22, 2003.

The purchase price of approximately $8.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8.4 million has been recorded as goodwill.

Restructurings

During 2001 and 2002, we executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During the years ended December 31, 2001 and 2002, we recorded $2,530,000 and $1,227,000, respectively, in restructuring and other related charges. Restructuring charges for the year ended December 31, 2003 were $0.

The excess facilities and asset impairment charges recorded in 2001 and 2002 were the result of our decision to exit certain domestic and international facilities and were estimated based on our evaluation of then current market conditions relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges were primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may differ from this estimate. Future cash outlays are anticipated through June 2004, unless we are able to negotiate to exit the lease at an earlier date.

During March of 2004, we executed a further restructuring of our workforce to realize the efficiencies and synergies from our recent acquisitions and as a result will be recording restructuring charges of approximately $500,000 for severance and benefits and associated costs due to an approximate 10% reduction in our worldwide workforce. Additionally, we anticipate consolidating our Santa Clara operations into other existing locations and expect to record an excess facility and/or asset impairment charge in 2004.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for excess facilities or assets disposed of or removed from operations as a direct result of a reduction in workforce.

Executive Officers

Information required by Item 10 of Form 10-K with respect to executive officers of Primus is set forth below. Our executive officers are appointed by our Board of Directors. There are no family relationships among any our executive officers or directors.

Our executive officers as of March 18, 2004 are as follows:

Name	Age	Position
Michael A. Brochu	50	President, Chief Executive Officer and Chairman of the Board
Ronald M. Stevens	40	Chief Operating Officer, Chief Financial Officer and Treasurer
David M. Williamson	40	Executive Vice President of Business Affairs, General Counsel and Secretary

Michael A. Brochu has served as our President, Chief Executive Officer and Chairman of the Board since November 1997. Mr. Brochu was President and Chief Operating Officer of Sierra On-Line, Inc., an interactive software publisher, from June 1994 until October 1997. Mr. Brochu received his B.B.A. in accounting and finance from the University of Texas at El Paso.

Ronald M. Stevens has served as our Chief Operating Officer, Chief Financial Officer and Treasurer since October 2000. From August 1999 to September 2000, Mr. Stevens served as Chief Financial Officer and then President and Chief Operating Officer of OnHealth Network Inc., a consumer healthcare Internet company, which was acquired by WebMD Corporation in September 2000. From May 1996 to August 1999, he served as General Manager and Senior Vice President of Sierra On-Line, Inc., an interactive software publisher. From May 1994 to May 1996, he served as Corporate and Divisional Controller of Sierra On-Line. Mr. Stevens received his B.A. in accounting and business administration from Western Washington University.

David M. Williamson serves as our Executive Vice President of Business Affairs, General Counsel and Secretary. He joined Primus in November 2000. From April 1998 to October 2000 he was Senior Vice President of Business Affairs at Sierra On-line, Inc., an interactive software company. Prior to April 1998, he was a partner in the Business Technology Group at the law firm of Perkins Coie LLP. Mr. Williamson received his B.A. in accounting from the University of Denver and his J.D. from the University of California at Berkeley.

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

Risks and Uncertainties Associated with Our Business and Future Operating Results

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

We have a history of losses and may not be able to generate sufficient revenues to support our business and require additional financing, failure to obtain such financing would affect our ability to maintain our operations and to grow our business, and the terms of any financing we obtain may impair the rights of our existing stockholders.

In the future, we may be required to seek additional financing to fund our operations or growth. Since we began operations, our revenue has not been sufficient to support our operations, and we have incurred operating losses in every quarter, except for the quarters ended September 30, and December 31, 2003. As of December 31, 2003, our accumulated deficit was approximately $103 million. Our history of losses may cause some of our potential customers to question our viability and hamper our ability to sell some of our products. Although we have restructured our operations to reduce operating expenses, we still may need to increase our revenue from existing levels and/or further reduce our operating expenses to achieve and/or maintain profitability and positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. We expect an increase in operating expenses from our recent acquisitions of Broad Daylight and Amacis. Our expectations as to whether we can achieve and/or maintain profitability on a quarterly or annual basis, revenue growth on an annual basis, positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. As a result, we may continue to experience losses, even if sales of our products and services grow.

Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in the uncertain market climate, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

Quarterly fluctuations in our operating results may adversely affect our stock price.

Fluctuations in our operating results, particularly compared to the expectations of investors and analysts, could cause severe volatility in the price of our common stock. Our revenue and operating results have fluctuated substantially from quarter to quarter and are likely to continue to do so in the future. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter particularly because of the length of our sales cycle, delays in customer buying decisions and variation in the size of individual license transactions from quarter to quarter. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely on these comparisons as an indication of our future performance. We will continue to base our decisions regarding operating expenses on anticipated revenue trends. Therefore, to the extent our actual revenue falls short of our expectations, our operating results will suffer and our stock price will likely decline. If quarterly revenue or operating results fall below the expectations of investors or analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include the factors described under the other subheadings of this “Risk Factors” section as well as:

•	general economic conditions that adversely affect our customers’ capital investment levels in customer service solutions, including eService, knowledge management systems and electronic commerce management solutions

•	the evolving and varying demand for our software products and services

•	budget and spending decisions by information technology and customer support departments of our customers

•	order deferrals in anticipation of new products or product enhancements introduced by our competitors or us

•	our ability to manage our expenses

•	the timing of new releases of our products

•	changes in our pricing policies or those of our competitors

•	the timing of execution of large contracts that materially affect our operating results

•	uncertainty regarding the timing of delivery of our products

•	changes in the level of sales of professional services and hosting services as compared to product licenses

•	the mix of sales channels through which our products and services are sold

•	the mix of our domestic and international sales

•	costs related to the customization of our products

•	our ability to integrate successfully the operations of businesses that we may acquire

•	our ability to expand our operations, and the amount and timing of expenditures related to this expansion

•	decisions by customers and potential customers to delay purchasing of our products

•	a trend of continuing consolidation in our industry

•	global economic and political conditions, as well as those specific to our customers or our industry

•	changes in accounting, legal and regulatory requirements

Due to the protracted slowdown in the national and global economy from the year 2000, geopolitical uncertainties and uncertainties concerning the extent or timing of any meaningful economic recovery, we believe that many existing and potential customers are carefully evaluating and reprioritizing their planned technology and Web-related investments and deferring purchasing decisions or electing to purchase smaller initial implementations of software solutions. As a result, there is uncertainty with respect to our expected revenue, and any delays or reductions in business spending for information technology could have a material adverse effect on our revenue, operating results and stock price.

Our expenses are generally fixed and we will not be able to reduce these expenses quickly if we fail to meet our revenue forecasts.

Most of our expenses, such as employee compensation and occupancy expenses, are relatively fixed in the short term. Moreover, our budget is based, in part, on our expectations regarding future revenue levels. As a result, if total revenue for a particular quarter is below expectations, we could not proportionately reduce operating expenses for that quarter. Accordingly, such a revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

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

Standards for accounting for goodwill acquired in a business combination require recognition of goodwill as an asset but do not permit amortization of goodwill. Instead goodwill must be separately tested for impairment. As a result, our goodwill amortization charges ceased in 2002 and we recognized a $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of this standard.

In the future, we may incur impairment charges related to goodwill arising out of the Broad Daylight and/or Amacis acquisitions, or future acquisitions, if any. We may also incur large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset. We may also incur amortization expenses related to other intangible assets. Current and future accounting charges like these could harm our operating results.

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

The high level of competition in our market has resulted in pricing pressures that may reduce our margins or may lead to the failure of our products to achieve market acceptance.

The market for our products is rapidly evolving, and becoming increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts. The high level of competition in our market has resulted in pricing pressures which, if such conditions continue or increase, could harm our results of operations.

In addition, competition may increase as a result of software industry consolidations and formations of alliances among industry participants or with third parties. Some current and potential competitors have longer operating histories and significantly greater financial, technical, marketing, service, support and other resources, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have wider name recognition and more extensive customer bases that they could leverage. They might be able to undertake more extensive promotional activities, adopt more aggressive pricing strategies, and offer purchasers more attractive products and/or more attractive terms. Some of the companies providing e-commerce, advanced natural language self service and traditional customer relationship management solutions that may compete with us include Amdocs/Clarify, eGain, Inquira, iPhrase Technologies, Kana, Kanisa, Oracle, PeopleSoft, RightNow Technologies, ServiceWare, Siebel Systems and Supportsoft.

The principal competitive factors in our industry include:

•	vendor and product reputation

•	product and services prices and fees

•	the availability of products on the Web and multiple operating platforms

•	measurable economic return on investment

•	ability to use customers as references

•	product quality, performance and price

•	breadth of product functionality and features

•	product scalability

•	vendor financial viability

•	product ease-of-use

•	the quality of customer support services, documentation and training

•	the quality, speed and effectiveness of application development services

•	the effectiveness of sales and marketing efforts

•	product integration with other enterprise applications

•	breadth of product application suite

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

We expect to experience seasonality in our revenue. To date, we believe that other factors, such as large orders and the timing of personnel changes in our sales staff, have impacted seasonality. Our customers’ purchase decisions are often affected by fiscal budgetary factors and by efforts of our direct sales force to meet or exceed sales quotas.

We rely primarily on sales of only one product family.

Product license revenue and related service revenue from our Primus eServer and Primus eSupport related products accounted for approximately 86% of our total revenue in 2003, and we expect these products to continue to account for a substantial portion of our revenue for 2004. For our business to succeed, the market for this software will have to grow substantially and we will have to achieve broad market acceptance of our products. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and have a corresponding effect on our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

We may not be able to forecast revenue accurately because our products have a long and variable sales cycle.

To date, the typical sales cycles for our products have taken 3 to 12 months or more. The length of our sales cycles may cause license revenue and operating results to vary significantly from period to period. Our sales cycles have required pre-purchase evaluation by a significant number of individuals in our customers’ organizations. Along with third parties that jointly market our software, we invest significant amounts of time and resources educating and providing information to prospective customers regarding the use and benefits of our products. Many of our customers evaluate our software deliberately, depending on their specific technical capabilities, the size of the deployment, the complexity of their network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy our products. In the event that the current national and global economy does not improve or worsens, or prospective customers were to extend their purchasing cycles, the sales cycle for our products may become longer and we may require more time and resources to complete sales.

We depend on increased business from new customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed.

Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our existing customers’ organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. If these customers do not successfully develop and deploy initial applications based on our products, they may choose not to purchase additional licenses.

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

The effectiveness of our software depends in part on widespread adoption and effective use of our software by an enterprise’s personnel, partners, and customers and the value derived by each such usage. In addition, the effectiveness of our knowledge-enabled approach is somewhat dependent upon a current database. If customer-support personnel do not adopt and effectively use our products, necessary solutions will not be added to the database, and the database may be inadequate. If an enterprise deploying our software fails to maintain a current database, the value of our software to our users may be impaired. Successful deployment and broad acceptance of our products will depend in part on the quality of the users’ existing database of solutions, which is outside our control.

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

If sales of new software licenses increased rapidly or if we were to sign an agreement for a particularly large or complex integration, our customer support and professional services personnel may be unable to meet the demand for services. In that case, if we were unable to retain or hire highly trained consulting personnel or establish relationships with third-party systems-integrators and consultants to assist in the implementation of our products, we would be unable to meet customer demands for integration and support services related to our products.

We may have potential contingent liabilities under service level agreements.

In connection with certain hosting and consulting services arrangements, we have agreed to specific levels of service performance. If we fail to meet the specific level of service performance promised, we could face certain negotiated fee credits or liquidated damage payments to affected customers. As we expand our hosting services and consulting services business, the potential could exist for material, contingent liabilities related to negotiated fee credits or liquidated damages for failure to meet agreed performance criteria.

Unplanned system interruptions and capacity constraints and failure to effect efficient transmission of data of customer communications and data over the Internet could harm our business and reputation.

We could experience interruptions to our hosted operations due to natural disasters, Internet traffic disruptions (by, for example, malicious service attacks and hacking into operating systems, viruses and worms), hardware and operating system failures. As a result, our business may suffer if we experience frequent or long system interruptions that result in the unavailability or reduced performance of our hosted operations. We may experience occasional temporary capacity constraints due to sharply increased traffic or other Internet wide disruptions, which may cause unanticipated system disruptions, slower response times and degradation in levels of customer service.

The regulatory environment surrounding accounting and corporate governance subjects us to certain legal uncertainties in the operation of our business and may continue to increase our cost of doing business.

We face increased regulatory scrutiny associated with the highly publicized financial scandals and the various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002 and regulations in addition to those rules promulgated under the Sarbanes-Oxley Act of 2002. We have reviewed and will continue to monitor all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to relationships with our independent accountants, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and executive officer loan practices, and intend to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both Primus and our executive officers and directors in monitoring and ensuring compliance. A failure to properly navigate the legal disclosure environment and implement and enforce appropriate policies and procedures, if needed, could harm our business and prospects, including our ability to recruit and retain skilled officers and directors. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities Exchange Commission, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self regulatory organizations.

Our workforce reductions and financial performance may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

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

Our ability to increase revenue in the future depends considerably upon our success in recruiting, training, managing and retaining direct sales personnel and the success of the direct sales force. We might not be successful in these efforts. Our products and services require sophisticated sales backgrounds. There is a shortage of sales personnel with such qualifications and experience, and competition for qualified personnel is intense in our industry. Our recent reductions in force may also impair our ability to recruit skilled sales personnel. Also, it may take a new salesperson a number of months to become a productive member of our sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than anticipated.

Our acquisitions of Broad Daylight and/or Amacis may not achieve their anticipated benefits.

In September 2003, we acquired Broad Daylight and in December 2003, we acquired Amacis. These acquisitions may not achieve their anticipated benefits unless we successfully integrate Broad Daylight’s and Amacis’s operations with ours in a timely manner. Prior to the acquisitions, Primus, Broad Daylight and Amacis each operated independently, each with its own business, business culture, markets, customers, employees and systems.

Integrating the operations associated with Broad Daylight and/or Amacis may be a challenging and expensive process that may result in revenue disruption, loss of key employees, customer uncertainty, and other operational difficulties if not completed in a timely and efficient manner. We anticipate that for the foreseeable future, the operations associated with Amacis will remain in Northern Ireland. The geographic separation could increase the operational risks associated with this acquisition. If we are not successful in addressing these risks or any other problems encountered in connection with these acquisitions, our results of operations and business could be harmed.

Other acquisitions could disrupt our business and harm our financial condition.

In order to remain competitive, we may find it necessary or beneficial to acquire additional businesses, products and technologies. In the event that we complete one or more acquisitions, we could be required to do one or more of the following:

•	issue equity securities, which would dilute current shareholders’ percentage ownership

•	assume contingent, unrecorded and/or warranty liabilities

•	amortize other intangible assets

•	incur future goodwill impairment charges

•	restructure our business

•	incur additional obligations to fund payment of the accounts payable and other liabilities of the acquired entity

Any one or a combination of one or more of these difficulties could disrupt our ongoing business, divert management resources and/or increase our expenses.

In order to obtain the benefits of any such acquisition, the acquired technology, products and services must operate together with our technology, products and services. We may be required to spend additional time or money on integration, which would otherwise be spent on developing our products and services. If we do not integrate the technologies effectively or if management and technical staff spend too much time on integration issues, it could harm our business, financial condition and results of operations, which may adversely affect our stock price. In addition, the success of any such acquisition may also depend on our ability to successfully integrate and manage the acquired operations and retain or replace the key employees of the acquired business.

Conversely, we may be unable to complete acquisitions that we need to remain competitive due to constrained financial resources, volatility in our stock price or other factors described in this section.

Potential losses from acquisitions may harm our business.

The acquisitions of Broad Daylight and Amacis have resulted in an increase in our operating expenses. Revenues derived from the sale of Broad Daylight and Amacis products, services and maintenance may not be sufficient to offset the increase in operating expenses attributable to these acquired entities. Both Broad Daylight and Amacis have a history of operating losses. Any future operating losses attributable to these consolidated subsidiaries could adversely affect our ability to achieve or maintain profitability on a consolidated basis in any given fiscal period, which could result in a decrease in our stock price.

Our international operations are subject to additional risks.

Revenue from customers outside the United States was approximately $7,781,000, or 31% of our total revenue for the year ended December 31, 2003. This percentage may rise as a result of our acquisition of Amacis. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

Our international operations also face foreign-currency-related risks. To date, substantially all of our revenue has been denominated in U.S. dollars, but we believe that in the future, an increasing portion of our revenue may be denominated in foreign currencies, including the British Pound, Euro and Yen. Fluctuations in the value of foreign currencies may cause further volatility in our operating results, reduce the accuracy of our financial forecasts and could have a material adverse effect on our business, operating results and financial condition.

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

Many of our products run on the Microsoft Windows NT, Microsoft Windows 2000, Sun Solaris UNIX, Linux and various J2EE operating systems, and some require the use of third party software. Any change to our customers’ operating systems could require us to modify our products and could cause us to delay product releases. In addition, any decline in the market acceptance of these operating systems we support may force us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft, Sun Solaris or J2EE operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers. If we cannot successfully develop these products in response to customer demands, our business could be adversely impacted. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities related lawsuit (see “Item 3, Legal Proceedings”) and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. Volatility in our stock price could make it more difficult for us to raise capital or complete acquisitions on favorable terms.

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

If any of our products are found to violate third party intellectual property or proprietary rights, we may be liable for damages and be required to reengineer our products or seek to obtain licenses from third parties, and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. In addition, other companies have filed trademark applications for marks similar to the names of our products. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management’s attention and resources to defend against any claims relating to proprietary rights, which could materially and adversely affect our financial condition and operations. If a party succeeded in making such a claim we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Any such outcome could have a material adverse effect on our business, financial condition, operating results and stock price. We do not carry any insurance against intellectual property infringement claims. See “Item 3. Legal Proceedings” for a discussion of an outstanding claim of patent infringement.

Product liability claims by our customers could result in unexpected costs and damage to our reputation.

Our license agreements with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to Primus for the product or services giving rise to the damages. However, these contractual limitations on liability may not be enforceable and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers’ internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and diverting management’s attention and resources to defend any such claim, which could materially and adversely affect our financial condition, our results of operations and our stock price.

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

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security risks, including:

•	our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•	the experience of unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services; and

•	circumvention of our security measures to misappropriate our, our partners’ or our customers’ proprietary information or content or interrupt operations.

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

Our principal facilities are located in Seattle, Washington and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our principal facilities would be seriously, or potentially completely, impaired. There are additional risks to our ability to maintain our hosting facilities for use of our applications over the Internet in a disaster. In addition, a disaster could cause significant delays in our development efforts. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

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

Over the last several years, the accounting profession has issued several standards and interpretations relating to revenue recognition. For example, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the American Institute of Certified Public Accountants issued Statement of Position or SOP 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, or SAB 101, which explains how the SEC staff believes existing revenue recognition rules should be applied. In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, or SAB 104, which revises or rescinds certain sections of SAB 101, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We believe that our revenue recognition policies are currently in compliance with SOP 97-2, SOP 98-9 and SAB 101 as amended by SAB 104.

The accounting profession may continue to discuss revenue recognition standards with the objective of providing guidance on potential interpretations. These discussions and the possible issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could cause us to recognize revenues differently from present practice and these changes may also increase administrative costs and otherwise harm our business.

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

You should not rely on forward-looking statements in this Report. This document contains forward-looking statements that involve risks and uncertainties. We use words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The forward-looking statements contained in this Report are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this Report and in our other reports and documents on file with the U.S. Securities and Exchange Commission.

ITEM 2.    PROPERTIES

We lease principal administrative, engineering, manufacturing, marketing and sales facilities consisting of approximately 19,000 square feet in an office tower in Seattle, WA. The lease for this space extends to October 31, 2005. We also lease other domestic sales and services offices in Santa Clara, CA, Beaver Creek, OH, Boston, MA, Clifton Park, NY, and Dallas, TX, as well as a location in Washington, DC primarily dedicated to engineering. The hub of our European Operations is located in the United Kingdom with an additional sales office in Paris, France and a location in Northern Ireland primarily dedicated to engineering. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations. Additional information with respect to office lease commitments is set forth under the caption “Commitments and Contingencies” in Note 10 of the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. This is one of a number of actions coordinated for pretrial purposes. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company’s post-IPO stock price to be artificially inflated. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2003 the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. The Company has elected to participate in the settlement, which generally provides that our insurance carrier is responsible for any payments other than legal fees we incurred before June 2003. On March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers had agreed on the terms of the settlement. The court must still approve the settlement. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. While we can not predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to its business from this matter.

In October 2003, we received notice that ServiceWare, Inc. had filed a complaint against Primus in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of our technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint was served on us on January 28, 2004. We intend to vigorously defend against the allegations asserted in this complaint and we believe the plaintiff’s claims are without merit. In February of 2004, we filed our answer, denying all substantive claims, raising multiple affirmative defenses (including that the patents are invalid and unenforceable, that Primus products don’t infringe the patents in any event and that these claims on 1998 patents are barred by equitable estoppel and latches) and including a number of counterclaims. The results of any litigation matter are inherently uncertain. In the event of an adverse result in this action, or in any other litigation with third parties that could arise in the future with respect to intellectual property rights relevant to our products or services, we could be required to pay substantial damages, including treble damages if we are held to have willfully infringed, to cease the use of infringing products or services, to expend significant resources to develop non-infringing technology or to attempt to obtain licenses to the infringing technology on commercially reasonable terms, if at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, we cannot provide assurances that this action will not materially and adversely affect our business, our results of operation or our stock price.

As of December 31, 2003, no amounts have been accrued as a liability associated with the aforementioned legal proceedings as the incurrence of a liability is not considered probable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during our fourth quarter.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock

Since our initial public offering on June 30, 1999, our common stock has traded on either the Nasdaq National or the Nasdaq Small Cap Market® under the symbol PKSI. The following table sets forth, for the period indicated, the high and low sales closing prices for the common stock as reported on either the Nasdaq National or Small Cap Market. These quotations reflect inter-dealer prices and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

COMMON STOCK PRICE

Period	High	Low
January 1, 2002—March 31, 2002	$2.50	$0.83
April 1, 2002—June 30, 2002	$2.58	$0.70
July 1, 2002—September 30, 2002	$0.86	$0.31
October 1, 2002—December 31, 2002	$0.62	$0.25
January 1, 2003—March 31, 2003	$0.95	$0.43
April 1, 2003—June 30, 2003	$1.45	$0.56
July 1, 2003—September 30, 2002	$1.80	$1.10
October 1, 2003—December 31, 2003	$6.29	$1.48

The closing sale price of the common stock on December 31, 2003 was $6.29. On March 18, 2004 the closing price reported on the Nasdaq Small Cap Market System for the common stock was $4.22.

Holders of Common Stock

As of March 18, 2004, there were approximately 250 shareholders of record of our common stock and 23,676,884 shares of common stock outstanding.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain any future earnings for use in our business. In addition, the terms of our current credit facility prohibits us from paying dividends without our lender’s consent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6, “Financing Arrangements,” to our attached Consolidated Financial Statements.

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

	Fiscal Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Condensed Consolidated Statement of Operations Data (1):
Revenue	$25,051	$20,942	$27,550	$47,669	$27,318
Cost of revenue	5,404	5,025	8,107	10,892	7,725
Sales and marketing	10,434	11,519	19,812	27,653	19,180
Research and development	7,788	7,856	12,636	14,669	10,177
General and administrative	4,452	4,367	6,551	9,401	6,657
Amortization of goodwill	—	—	550	—	—
Restructuring charges	—	1,227	2,530	—	—
Merger related costs	—	—	—	505	1,520

Loss from operations	(3,027)	(9,052)	(22,636)	(15,451)	(17,941)
Other income (expense), net	170	202	1,232	2,655	1,093

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(2,857)	(8,850)	(21,404)	(12,796)	(16,848)
Income tax expense	70	111	417	217	267

Loss before extraordinary item and cumulative effect of change in accounting principle	(2,927)	(8,961)	(21,821)	(13,013)	(17,115)
Extraordinary gain on disposal of assets	—	—	566	—	—

Loss before cumulative effect of change in accounting principle	(2,927)	(8,961)	(21,255)	(13,013)	(17,115)
Cumulative effect of change in accounting principle (3)	—	(2,281)	—	—	—

Net loss	$(2,927)	$(11,242)	$(21,255)	$(13,013)	$(17,115)

Net loss available to common shareholders	$(2,927)	$(11,242)	$(21,255)	$(13,056)	$(18,234)

Basic and diluted net loss per common share (2):
Loss before extraordinary item	$(0.15)	$(0.47)	$(1.18)	$(0.74)	$(1.81)
Extraordinary gain on disposal of assets	—	—	0.03	—	—
Cumulative effect of change in accounting principle	—	(0.12)	—	—	—

	$(0.15)	$(0.59)	$(1.15)	$(0.74)	$(1.81)

Shares used in computing basic and diluted net loss per common share	19,379,326	18,982,841	18,551,628	17,705,757	10,081,183

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Condensed Consolidated Balance Sheet Data (1):
Cash, cash equivalents and short-term investments	$12,154	$12,958	$18,499	$39,959	$54,657
Working capital	2,980	7,604	14,288	34,398	44,538
Total assets	35,663	21,260	33,294	56,938	67,406
Total current liabilities	15,650	10,402	11,263	17,091	19,591
Long-term debt, net of current portion	—	—	—	—	60
Redeemable convertible preferred stock	—	—	—	—	9,054
Shareholders’ equity (deficit)	20,013	10,858	22,031	39,847	38,701

(1)	Reflects restatement for pooling-of-interests business combinations in 2000 and 1999.
(2)	For further discussion of loss per common share see Note 1 of Notes to Consolidated Financial Statements.
(3)	For further discussion of the change in accounting principle see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Primus’ performance and financial results. There are a variety of factors that could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation: our ability successfully implement sales of our software solutions; competition, adoption and implementation of our software solutions by our customers; changes in general economic conditions, or other unforeseen developments in the industries in which we operate (See also Item 1 “Risks and Uncertainties Associated with Our Business and Future Operating Results”). Accordingly, there can be no assurance that future activities or results will be as anticipated. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology.

Overview

We provide software solutions that enable companies to deliver a superior customer experience via contact centers, information technology (IT) help desks, Web (Intranet and Internet) self-service and electronic communication channels. Our technology powers every interaction with knowledge to increase customer satisfaction and reduce operational costs. We provide application software that enables companies to find, capture and communicate enterprise knowledge to deliver answers to questions and solutions to problems. We also offer electronic communication solutions, such as web self-service, email management, chat, and wireless communications. Our software products can be implemented as a suite or as individual modules as part of a comprehensive eService solution, customer service delivered through web based applications. Our solutions can be used in combination with leading CRM (Customer Relationship Management) and IT helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle CRM, PeopleSoft, Remedy, Siebel, SAP, and others. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

To compete in today’s business environment, companies must maximize their relationships with prospective and existing customers. This has led many companies to implement eService initiatives and software. eService software is designed to enable companies to interact with their customers and manage customer information in a way that helps companies maximize the value of each customer interaction. Facilitating more efficient communications with customers can help to improve the level and quality of customer service and, in turn, increase customer satisfaction and retention and cross-sell and up-sell opportunities.

Our software suite consists of Primus eServer, Primus Enterprise Search and Primus Visibility. Product license revenue and related services from Primus eServer related products accounted for approximately 86% and 90% of total revenue for the years ended December 31, 2003 and 2002, respectively. License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software. We deploy our solutions either in-house at the customer’s facility as installed software or in a hosted environment operated and maintained by us. Customers using our hosted offerings can take advantage of our hosting expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to our applications.

We target mid- to large-sized organizations, and our products are used by contact centers, IT helpdesks, field service organizations, human resources organizations, marketing organizations, and eService businesses. Our customers include companies from many verticals, including: High-tech, Telecommunications, Outsourced

Services Providers, Financial Services, Manufacturing and Government. We develop our products and market and sell our software and services primarily through a direct sales force and a minority owned Japanese entity. We have offices throughout the United States, and in the United Kingdom and France. Our principal executive offices are located at 1601 Fifth Avenue, Suite 1900, Seattle, WA 98101.

We market our software and services on a worldwide basis primarily through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international revenue constituted 31% and 20% of our total revenue for the years ended December 31, 2003 and 2002, respectively. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. We have not guaranteed any obligations of our Japanese joint venture nor do we have any commitment or intent to provide any funding.

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred cumulative net losses since inception, and as of December 31, 2003, had an accumulated deficit of approximately $103 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development and sales and marketing.

Factors adversely affecting the demand for our products and services, such as competition, pricing or technological change, could materially and adversely affect our business, financial condition, operating results and stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products. We are subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, changing computing environments, rapid technological change, development of new products, limited protection of proprietary technology, claims of intellectual property infringement and competitive products and pricing (See also Item 1. “Risks and Uncertainties Associated with Our Business and Future Operating Results”).

Acquisitions

Acquisition of Broad Daylight, Inc.

On August 12, 2003, we signed a definitive merger agreement and announced our intent to acquire 100% of the voting interest in Broad Daylight, Inc. (“Broad Daylight”) an e-service software developer specializing in solutions for customer and employee self-service. The merger of Broad Daylight with a subsidiary of Primus closed on September 3, 2003. The combined offerings will leverage natural language search and rules-based problem-solving technologies, and will provide a complete range of options for companies looking for assisted service and self-service solutions. Under the terms of the agreement, we purchased all of the outstanding shares of Broad Daylight in exchange for 2,131,009 shares of Primus common stock valued at approximately $2,536,000, plus cash of approximately $140,000 and direct acquisition costs of approximately $198,000. The fair value of the common stock issued for the acquisition was $1.19 per share, based on the average market price for a period before and after August 12, 2003.

The purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $3.3 million has been recorded as goodwill.

Acquisition of Amacis Group Limited

On December 22, 2003, we signed a share purchase agreement to acquire 100% of the voting interest in Amacis Group Limited (“Amacis”), a leading provider of electronic commerce management solutions to global enterprises. The acquisition of Amacis will further extend our breadth and depth in the eService marketplace by adding complementary email and wireless technologies to our customer service and support software solutions. The acquisition of Amacis’s shares closed on December 22, 2003. Under the terms of the agreement, we purchased all of the outstanding shares of Amacis in exchange for 1,234,692 shares of Primus common stock valued at approximately $7.4 million, and assumed all employee stock options outstanding under an existing Amacis stock option plan (100% vested), valued at approximately $1.1 million and incurred direct acquisition costs of approximately $364,000. The fair value of the common stock issued by Primus upon the acquisition was $6.00 per share, based on the average market price for a period before and after December 22, 2003.

The purchase price of approximately $8.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8.4 million has been recorded as goodwill.

The following unaudited pro forma financial information presents the results of operations of Primus, Broad Daylight and Amacis as if the acquisitions had occurred on January 1, 2003 and 2002 after giving effect to certain adjustments, primarily amortization of identifiable intangibles. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future.

The unaudited pro forma financial information is as follows (in thousands, except per share data):

	Year ended December 31,
	2003	2002
Total revenues	$27,624	$27,737
Loss before cumulative effect of change in accounting principle	$(10,231)	$(22,311)
Net loss	$(10,231)	$(24,592)
Pro forma loss per share:
Loss before cumulative effect of change in accounting principle—basic and diluted	$(0.45)	$(1.00)
Net loss—basic and diluted	$(0.45)	$(1.10)
Weighted average shares outstanding	22,624	22,349

Restructurings

During 2001 and 2002, we executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities. During the years ended December 31, 2001 and 2002, we recorded $2,530,000 and $1,227,000, respectively, in restructuring and other related charges. Restructuring charges for the year ended December 31, 2003 were $0.

The excess facilities and asset impairment charges recorded in 2001 and 2002 were the result of our decision to exit certain domestic and international facilities and were estimated based on our evaluation of then current market conditions relative to our existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges were primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may differ from this estimate. Future cash outlays are anticipated through June 2004, unless we are able to negotiate to exit the lease at an earlier date.

During March of 2004, we executed a further restructuring of our workforce to realize the efficiencies and synergies from our recent acquisitions and as a result will be recording restructuring charges of approximately $500,000 for severance and benefits and associated costs due to an approximate 10% reduction in our worldwide workforce. Additionally, we anticipate consolidating our Santa Clara operations into other existing locations and expect to record an excess facility and/or asset impairment charge in 2004.

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

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Restructuring

During 2001, 2002 and again in 2004, we recorded significant write-offs and accruals in connection with our restructuring program under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These write-offs and accruals include estimates pertaining to employee separation costs and the settlements of contractual obligations related to excess leased facilities and other contracts. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these write-offs and accruals, the actual costs could differ from these estimates.

In June 2002, the FASB issued SFAS, No. 146. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in 2003 did not have a material effect on our financial statements.

Revenue Recognition

We recognize revenue in accordance with accounting standards established for software companies. These include Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” and Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition,” which was issued in December 2003 and supercedes SAB No.101, “Revenue Recognition in Financial Statements.” Revenue is recognized when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and there is vendor–specific objective evidence (VSOE) to allocate the total fee to the elements of the arrangement.

For all sales, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through our resellers or distributors are evidenced by a master agreement governing the relationship together with binding purchase orders or signed agreements on a transaction by transaction basis.

For software license fees in single element arrangements and multiple element arrangements that do not include customization or consulting services, delivery typically occurs when the product is made available to the customer for download or when products are shipped to the customer. For hosting and consulting revenue, delivery typically occurs as the services are being performed.

At the time of each transaction, we assess whether the fee associated with our revenue transaction is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, we consider the fee to not be fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

We initially assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If we determine that collection of a fee is not probable, we defer revenue until the time collection becomes probable, which is generally upon receipt of cash.

For multiple element arrangements, when company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of the arrangement’s undelivered elements such as consulting services and product support and maintenance, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and maintenance of standard products for which no installation or customization is required based upon the amounts we charge when support and maintenance are sold separately. Company-specific objective evidence is established for consulting, implementation and installation services based on the hourly rates we charge for our employees when they are performing these services, provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects or if the arrangement is based upon a stipulated hourly or daily rate. For multiple element arrangements involving installation, implementation or customization, company-specific objective evidence is established for hosting and support and maintenance arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

Service revenues include payments under hosting and support and maintenance contracts and consulting services. Hosting and support and maintenance revenue is generally recognized ratably over the term of the contract, which for support and maintenance revenue typically is twelve months. Consulting and other service revenue is recognized as the services are performed.

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

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment. At December, 2003 and December 31, 2002, the allowance for doubtful accounts was $174,000 and $412,000, respectively.

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

Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

The following table sets forth, for the periods indicated, the percentage of total revenue represented by each item reflected in our Consolidated Statements of Operations.

	Fiscal Year Ended December 31,
	2003	2002	2001
	(As a percentage of total revenue)
Revenue:
License	43%	39%	46%
Service	57	61	54

Total revenue	100	100	100
Cost of revenue:
License	2	2	1
Service	19	22	28
Amortization of purchased intangibles	1	—	—

Total cost of revenue	22	24	29

Gross profit	78	76	71

Operating expenses:
Sales and marketing	42	55	72
Research and development	31	37	46
General and administrative	18	21	24
Amortization of goodwill	—	—	2
Restructuring charges	—	6	9

Total operating expenses	91	119	153

Loss from operations	(12)	(43)	(82)
Other income, net	1	1	4

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(11)	(42)	(78)
Income tax expense	1	1	1

Loss before extraordinary item and cumulative effect of change in accounting principle	(12)	(43)	(79)
Extraordinary gain on disposal of assets	—	—	2

Loss before cumulative effect of change in accounting principle	(12)	(43)	(77)
Cumulative effect of change in accounting principle	—	(11)	—

Net loss	(12)%	(54)%	(77)%

Years ended December 31, 2003 and 2002

Revenue

Total revenue was $25.1 million and $20.9 million in 2003 and 2002, respectively, representing an increase of $4.2 million, or 20%. During the twelve months ended December 31, 2003, revenue from two customers represented 29% of total revenue. During 2002, no single customer accounted for 10% or more of total revenue. Related party sales to Primus KK were $956,000 and $1,394,000, respectively. International revenue was $7.8 million and $4.2 million in 2003 and 2002, respectively, representing an increase of $3.6 million, or 84%. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future.

License Revenue.    Total license revenue was $10.7 million and $8.1 million in 2003 and 2002, respectively, representing an increase of $2.6 million, or 33%. During the second half of 2003, we acquired

Broad Daylight, Inc. and Amacis Group Limited (the “Acquired Companies”) and our financial statements include the results of their operations since the respective dates of acquisition. License revenue for 2003 includes sales of their products to new and existing customers of approximately $1.3 million. License revenue as a percentage of total revenue was 43% and 39% in 2003 and 2002, respectively. Although we experienced an increase in the sales of our software in 2003 as compared to 2002, we continued to experience long and unpredictable sales cycles, making it difficult to predict when license sales may close. We believe software license revenue increased in absolute dollars and as a percentage of total revenue primarily due to enterprise sales to two customers that represented approximately 49% of 2003 license revenue. The general economic and business conditions have been extremely challenging during 2003 and 2002, and we expect them to continue to affect capital-spending initiatives of our targeted new and existing customer base. Additionally, our license revenues depend on the overall demand for customer relationship management products and information technology helpdesk applications.

Service Revenue.    Total service revenue was $14.3 million and $12.9 million in 2003 and 2002, respectively, representing an increase of $1.4 million, or 11%, which was the result of an increase in hosting and consulting fees of $2.1 million, partially offset by a decrease in maintenance and support contract revenue of $700,000 over the same period. During 2003, total service revenue contributed by the Acquired Companies was approximately $400,000. Service revenue as a percentage of total revenue was 57% and 61% in 2003 and 2002, respectively. Hosting and consulting revenue was $3.7 million and $1.6 million in 2003 and 2002, respectively. The increase in consulting and hosting fees is directly attributable to an increase in the types of hosting offerings and number of customers we are providing hosting services for, as well as consulting services for two customers who entered into enterprise license agreements with us during 2003. Hosting and consulting revenue from these two customers was approximately 38% of total hosting and consulting revenue during 2003. Hosting services are typically provided under renewable contracts that range in length from one to twelve months. There can be no assurances that customers will renew these agreements as they expire. Maintenance and support contract revenue was $10.6 million and $11.3 million in 2003 and 2002, respectively, representing a decrease of $700,000 or 6%. The decline in maintenance and support contract revenue is primarily due to a decline in the number of licenses on which maintenance was renewed, which is primarily the result of continued pricing pressures, customer consolidation and downsizing, the termination of certain low margin maintenance and support contracts and decreases in software license revenue over the last few years. We expect the amount of and proportion of total service revenue to total revenue to fluctuate in the future, depending primarily on the dollar amounts of software license revenue, maintenance and support contract revenue, hosting and consulting fees and our customers’ use of third-party consulting and implementation services providers and the ongoing renewals of customer maintenance and support and hosting contracts.

Cost of Revenue

Total cost of revenue was $5.4 million and $5.0 million in 2003 and 2002, respectively, representing an increase of $379,000, or 8%.

Cost of License Revenue.    Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party royalties. Cost of license revenue was $461,000 and $328,000 in 2003 and 2002, respectively, representing an increase of $133,000, or 41%. Cost of license revenue as a percentage of license revenue was 4% during 2003 and 2002. The increase in the cost of license revenue as an absolute dollar amount is primarily due to the significant increase in license revenue in 2003 and to a slight increase in the cost of third party software purchased and resold during 2003. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology resold or integrated with our solutions.

Cost of Service Revenue.    Cost of services revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of service provided by third-party consultants engaged by Primus. Cost of service revenue was $4.9 and $4.7 million in 2003 and 2002, respectively, representing an increase of $178,000 or 4%. Cost of service revenue as a percentage of service revenue was 34% and 37%, or a gross margin of 66% and 63%, during 2003 and 2002, respectively. The decrease in cost of service revenue as a percentage of services revenue was primarily due to certain higher margin hosting contracts, higher utilization rates for our professional services staff and reductions in allocated overhead costs. The reductions in allocated overhead costs primarily related to compensation related benefits, occupancy costs, and depreciation and amortization, partially offset by costs related to the Acquired Companies during 2003. Costs of service revenue related to the Acquired Companies were approximately $200,000, and included payroll and related expenses of approximately $155,000. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, hosting, training, implementation and integration services, as well as staffing levels, overhead costs and customer needs. Gross profit margins are generally higher for post contract customer support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and integration services.

Operating Expenses

Overhead costs.    Allocated overhead costs generally include compensation related benefits, facilities costs (occupancy, utilities, telephone, internet, postage and freight), depreciation and amortization related to property and equipment, general supplies and repair and maintenance costs, and bank fees and charges. Allocated overhead costs are allocated to Cost of Service Revenue (customer support, consulting, training and global services personnel), Sales and Marketing expense, Research and Development expense and General and Administrative expense based primarily upon headcount, and were approximately $4.9 million and $6.4 million for 2003 and 2002, a decrease of approximately $1.5 million, or 23%. This decrease is primarily due to reductions in compensation related benefits of approximately $400,000, facilities costs (primarily occupancy) of approximately $450,000 and depreciation and amortization expense related to property and equipment of approximately $600,000, as well as smaller cost reductions in other areas as a direct result of our continued close monitoring of our expenses and further implementation of our cost control initiatives. Total allocated overhead costs are as follows (in 000’s):

	Year ended December 31,
	2003	2002
Cost of service revenue	$1,069	$1,276
Sales and marketing	1,318	1,803
Research and development	1,717	2,349
General and administrative	761	991

Total allocated overhead costs	$4,865	$6,419

The decrease in compensation related benefits expense is the direct result of favorable claims experience during 2003 under our self insured health benefits plan and our 2002 head count reductions. The reduction in occupancy costs during 2003 was due to a reduction in the total square footage under lease in our Seattle, WA corporate headquarters. Effective December 31, 2002, we reduced our office space by approximately 14,400 square feet, from 33,300 square feet to 18,900 square feet. The net decrease in depreciation and amortization expense related to property and equipment was primarily due to the aging of our property and equipment, and a larger portion of those assets becoming fully depreciated during the second half of 2002 or during 2003, as well as an excess facility and asset impairment charge of approximately $636,000 incurred in the third quarter of 2002. The asset impairment charge was primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of our restructuring plans.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, allocated overhead costs, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses were approximately $10.4 million and $11.5 million for 2003 and 2002, respectively, representing a decrease of $1.1 million or 9%. This decrease is primarily the result of reductions in allocated overhead costs, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, promotions, public relations, telemarketing, tradeshows and events and collateral materials) as part of our continued close monitoring of our expenses and further implementation of our cost control initiatives. This decrease was partially offset by costs related to the Acquired Companies during 2003 and increases in sales commissions and bonuses of approximately 33%, which were directly related to the 20% increase in total revenue and the signing of enterprise deals with two customers during 2003, which resulted in higher commission rates for the effected personnel. Sales and marketing expenses related to the Acquired Companies were approximately $500,000, and included payroll and related expenses of approximately $410,000. Sales and marketing expenses as a percentage of total revenue were 42% and 55% in 2003 and 2002, respectively. This decrease as a percentage of total revenue is primarily due to the decrease in total sales and marketing expenses during 2003, as well as the increase in total revenue from 2002 to 2003. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future.

Research and Development.    Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality control testing, and consist primarily of salaries, benefits, and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists and quality assurance personnel and allocated overhead costs. Research and development expenses were approximately $7.8 million and $7.9 million in 2003 and 2002, respectively, representing a slight decrease of approximately $68,000 or 1%. The decrease was primarily due to reductions in allocated overhead costs, research and development headcount during 2003 and 2002, and our continued close monitoring of our expenses and further implementation of our cost control initiatives; offset by increases in research and development spending of approximately $1,234,000 related to our engagement of an offshore development team in January of 2003 and costs related to the Acquired Companies during 2003. Research and development expenses related to the Acquired Companies were approximately $465,000, and included payroll and related expenses of approximately $325,000. Research and development expenses as a percentage of total revenue were 31% and 37% for 2003 and 2002, respectively. This decrease as a percentage of total revenue is primarily due to the slight decrease in total research and development spending in 2003 and the significant increase in total revenue from 2002 to 2003. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. When required, we also use third-party development firms to expand the capacity and technical expertise of our internal research and development teams and in January of 2003 we engaged an offshore development team to accelerate our development efforts. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demand.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs, professional-services fees and allocated overhead costs. General and administrative expenses were approximately $4.5 million and $4.4 million in 2003 and 2002, respectively, representing an increase of approximately $85,000 or 2%. This increase is primarily due to compensation expense of approximately $1.0 million as a result of the October 2003 purchase of certain outstanding stock options from Mr. Brochu, president and chief executive officer of Primus, approximately $310,000 of expense related to a noncompete agreement entered into with Mr. Brochu in November of 2003 and costs related to the Acquired Companies during 2003; offset by reductions in allocated overhead costs and legal, accounting and administrative fees (“Legal Fees”). General and administrative expenses related to the Acquired Companies were approximately $130,000, and included payroll and related expenses of approximately $115,000. Legal Fees decreased by approximately $960,000 during 2003, due primarily to Legal Fees being abnormally high in 2002 and to the release of an accrual in 2003 that was recorded in 2002. Included in 2002 expenses was approximately $385,000 related to the April 2002 Mindfabric patent litigation settlement and accrued expenses of approximately $250,000 related to a then pending preference action in connection with the bankruptcy of a former customer. During 2003, there were no Legal Fees related to the Mindfabric litigation, we favorably settled the pending preference action, which resulted in the release of the $250,000 accrual, and we realized further, smaller savings on other legal matters when compared to 2002. General and administrative expenses as a percentage of total revenue were 18% in 2003 and 21% in 2002. The decrease of general and administrative expense as a percentage of total revenue is primarily attributable to the increase in revenue during 2003. We believe that our general and administrative expenses will fluctuate in absolute dollars in future periods, depending primarily on the volume of future revenue, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

Restructuring Charges.    There were no restructuring charges during the year ended December 31, 2003. In 2002 we incurred restructuring charges of approximately $1.2 million related to our decision to exit certain domestic and international facilities and reduce our workforce.

During March of 2004, we executed a further restructuring of our workforce to realize the efficiencies and synergies from our recent acquisitions and as a result will be recording restructuring charges of approximately $500,000 for severance and benefits and associated costs due to an approximate 10% reduction in our worldwide workforce. Additionally, we anticipate consolidating our Santa Clara operations into other existing locations and expect to record an excess facility and/or asset impairment charge in 2004.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income, Net.    Other income decreased $32,000, or 16%, from $202,000 in 2002 to $170,000 in 2003. The decrease from period to period is primarily due to decreases in investment yields, partially offset by interest earned in 2003 related to financing terms provided to a customer. We expect to continue to yield investment income on our average balance of combined cash and cash equivalents and short-term and long-term investments at an average rate that is approximately the same as that experienced in 2003, and we do not expect to earn interest income in 2004 on the customer financing agreement as the balance financed was fully paid in December 2003.

Income Taxes.    We have not recorded income tax benefits related to our net operating losses in 2003 or 2002, as a result of the uncertainties regarding the realization of such net operating losses. Income tax expense recorded in 2003 and 2002 primarily relates to our foreign operations, and in 2003, was reduced by the favorable settlement of a foreign tax related matter which resulted in the release of a $200,000 accrual that had been recorded prior to 2001.

At December 31, 2003, the Company has US and foreign net operating loss carryforwards of approximately $163.9 and $10.4 million respectively. The Company also has research and development tax credit carryforwards of $3.4 million. Under the provisions of Section 382 of the Internal Revenue Code, the Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company may have experienced such ownership changes as a result of the various stock offerings, and the utilization of the carryforwards could be limited such that a portion of the net operating losses may never be utilizable. The US net operating loss carryforwards increased during 2003 by $25.8 million due to the acquisition of Broad Daylight. However, these losses will be subject to limitation under the provisions of Section 382 discussed above. The foreign net operating loss carryforwards increased by $11.2 million due to the acquisition of Amacis. Approximately $43.0 of the net operating loss carryforwards at December 31, 2003 result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders’ equity.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s foreign subsidiaries. These earnings of approximately $2.0 million, which are expected to be reinvested, could become subject to additional tax if they were to be remitted as dividends, loaned to the Company, or if the Company should sell its stock in these subsidiaries.

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

License Revenue.    Total license revenue was $8.1 million and $12.6 million in 2002 and 2001, respectively, representing a decrease of $4.5 million, or 36%. We experienced a decrease in the sales of our software in 2002 as compared to 2001. We believe the continued weakening of the global economy in 2002 and the continued global slow down in information technology spending contributed to this decline. During 2002, the buying patterns of our potential customers caused a long sales cycle, making it difficult to predict when license sales would close. License revenue as a percentage of total revenue was 39% and 46% in 2002 and 2001, respectively. Software license revenue decreased as a percentage of total revenue primarily due to the decrease in our software license revenue.

Service Revenue.    Total service revenue was $12.9 million and $15.0 million in 2002 and 2001, respectively, representing a decrease of $2.1 million, or 14%, which was the result of a decrease in maintenance and support contract revenue of $1.3 million and a decrease in consulting fees of $800,000 over the same period. Service revenue as a percentage of total revenue was 61% and 54% in 2002 and 2001, respectively. The increase in maintenance and support contract revenue as a percentage of total revenue is primarily due to the significant decrease in license revenue. The decrease in maintenance and support contract revenue and consulting fees are by-products of continued pricing pressures, the termination of certain low margin maintenance and support contracts and the declines in both license revenue and information technology spending experienced during 2002.

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

Cost of Service Revenue.    Cost of services revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of service provided by third-party consultants engaged by Primus. Cost of service revenue was $4.7 million and $7.7 million in 2002 and 2001, respectively, representing a decrease of $3.0 million, or 39%. Cost of service revenue as a percentage of service revenue was 37% and 52%, or a gross margin of 63% and 48%, during 2002 and 2001, respectively. The decrease in cost of service revenue as a percentage of services revenue was primarily due to the higher utilization rates for our professional services staff, continued cost containment efforts, the cost savings realized from workforce reductions made since the fourth quarter of 2001 within the professional services and customer support organizations and a reduction in allocated overhead costs. During 2002, our professional services and support workforce decreased by 7 employees, or 18%. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, training, implementation and integration services, as well as staffing levels, overhead costs and customer needs. Gross profit margins are generally higher for post contract customer support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and integration services.

Operating Expenses

Overhead costs.    Allocated overhead costs generally include compensation related benefits, facilities costs (occupancy, utilities, telephone, internet, postage and freight), depreciation and amortization related to property and equipment, general supplies and repair and maintenance costs, and bank fees and charges. Allocated overhead costs are allocated to Cost of Service Revenue (customer support, consulting, training and global services personnel), Sales and Marketing expense, Research and Development expense and General and Administrative expense based primarily upon headcount, and were approximately $6.4 million and $7.8 million for 2002 and 2001, a decrease of approximately $1.4 million, or 18%. This decrease is primarily due to reductions in facilities costs (primarily occupancy) of approximately $1.0 million, depreciation and amortization expense related to property and equipment of approximately $275,000, telephone and internet expense of approximately $250,000; partially offset by an increase in compensation related benefits of approximately $125,000. Total allocated overhead costs are as follows (in 000’s):

	Year ended December 31,
	2002	2001
Cost of service revenue	$1,276	$1,515
Sales and marketing	1,803	2,244
Research and development	2,349	2,906
General and administrative	991	1,151

Total allocated overhead costs	$6,419	$7,816

The reduction in occupancy costs during 2002 was due to a reduction in the total square footage under lease in our Seattle, WA corporate headquarters, a restructuring and reduction of our leased space at our Slough, United Kingdom facility (“UK facility”), and the closure of our Atlanta, GA facility as part of our fourth quarter 2001 restructuring. Effective January 1, 2002, we reduced our Seattle, WA office space by approximately 17,700 square feet, from 51,000 square feet to 33,300 square feet, resulting in savings of approximately $550,000. During the second half of 2001, we restructured our UK facility lease, and then in the third quarter of 2002, as part of our restructuring, we reduced the amount of space under lease at that facility by approximately 75%. This reduced our 2002 occupancy costs for our UK facility by approximately $200,000, as compared to 2001. During the third quarter of 2001 we discontinued funding product development for 2order, and during the fourth quarter of 2001 we closed 2order’s office in Atlanta, GA, resulting in 2002 savings of approximately $250,000. The decrease in telephone and internet expense was primarily the result of a renegotiation of rates for certain of our corporate phone and international phone lines, as well as the reductions in head count in 2001 and 2002. The net decrease in depreciation and amortization expense related to property and equipment was primarily due to the aging of our property and equipment, and a significant portion of those assets becoming fully depreciated during the second half of 2002, as well as excess facility and asset impairment charges of approximately $2.0 million incurred during 2001 and 2002. The asset impairment charges were primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of our restructuring plans. The increase in compensation related benefits expense is the direct result of unfavorable claims experience during 2002 under our self insured health benefits plan.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches and allocated overhead costs. Sales and marketing expenses were approximately $11.5 million and $19.8 million for 2002 and 2001, respectively, representing a decrease of $8.3 million or 42%. This decrease is primarily the result of the reduction in total fixed and variable (bonuses and commissions) employee related costs due to the reduction in sales and marketing headcount since July of 2001, as well as reductions in allocated overhead costs, travel and entertainment costs, recruiting expenses, and consulting and marketing expenditures (e.g. advertising, public relations, tradeshows and collateral materials) as part of our overall cost containment efforts. During 2002, our sales and marketing workforce decreased by 16 employees, or 25%. Sales and marketing expenses as a percentage of total revenue were 55% and 72% in 2002 and 2001, respectively. This decrease as a percentage of total revenue is primarily due to the substantial decrease in total sales and marketing expenses during 2002, as well as the significant decrease in total revenue from 2001 to 2002.

Research and Development.    Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality control testing, and consist primarily of salaries, benefits, and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists and quality assurance personnel, and allocated overhead costs. Research and development expenses were approximately $7.9 million and $12.6 million in 2002 and 2001, respectively, representing a decrease of approximately $4.8 million or 38%. The decrease was primarily due to reductions in allocated overhead costs, the discontinuance of funding for 2order during the third quarter of 2001, reductions in research and development headcount since July of 2001 and our continued cost containment efforts, partially offset by increases in research and development headcount related to our May 31, 2001 acquisition of AnswerLogic. During 2002, our research and development workforce decreased by 24 employees, or 34%. Research and development expenses as a percentage of total revenue were 37% and 46% for 2002 and 2001, respectively. This decrease as a percentage of total revenue is primarily due to the substantial decrease in total research and development spending in 2002 and the significant decrease in total revenue from 2001 to 2002. When required, we also use third-party development firms to expand the capacity and technical expertise of our internal research and development teams.

General and Administrative.    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs and professional-services fees, and allocated overhead costs. General and administrative expenses were approximately $4.4 million and $6.6 million in 2002 and 2001, respectively, representing a decrease of approximately $2.2 million or 33%. This decrease is primarily due to reductions in the fixed and variable components of total compensation related expenses in the second half of 2001 and 2002, as well as reductions in allocated overhead costs, consulting fees, recruiting expenses and bad debt expenses, partially offset by increases in legal expenses. Included in 2002 expenses was approximately $385,000 related to the April 2002 Mindfabric patent litigation settlement and accrued expenses of approximately $250,000 related to a then pending preference action in connection with the bankruptcy of a former customer. During 2002, our general and administrative workforce decreased by 5 employees, or 20%. The decrease in absolute dollars incurred for general and administrative expenses for 2002 reflects the continued impact of the overall cost containment measures taken by us during the last eighteen months. General and administrative expenses as a percentage of total revenue were 21% in 2002 and 24% in 2001. The decrease of general and administrative expense as a percentage of total revenue is primarily attributable to the substantial decrease in general and administrative expenses during 2002, as well as a significant decrease in revenue during the same period.

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

Restructuring Charges.    In 2002 we incurred restructuring charges of approximately $1.2 million. During the first quarter of 2002, we executed a restructuring of our workforce and as a result recorded restructuring charges of approximately $435,000 for severance, benefits and associated costs due to a 12% reduction in our worldwide workforce. Exclusive of attrition, we reduced our research and development workforce by ten employees, or 14%, our sales and marketing workforce by seven employees, or 11%, our professional services and support workforce by four employees, or 10%, and our general and administrative workforce by three employees, or 13%, for a total workforce reduction of 24 people, or 12% of our employee base at March 2002.

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

Quarterly Results of Operations

The following table presents our unaudited quarterly results of operations for 2003 and 2002. You should read the following table in conjunction with our consolidated financial statements and the notes related thereto. We have prepared this unaudited condensed information on a basis consistent with the audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from our quarterly results of operations.

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, unaudited)
Condensed Consolidated Statement of Operations Data:
Revenue:
License	$4,674	$3,215	$466	$2,375	$1,582	$2,945	$1,108	$2,457
Service	4,113	3,844	3,251	3,113	2,981	3,167	3,132	3,570

Total revenue	8,787	7,059	3,717	5,488	4,563	6,112	4,240	6,027

Cost of revenue:
License	171	136	57	97	64	147	44	73
Service	1,340	1,154	1,242	1,139	1,110	1,144	1,148	1,295
Amortization of purchased intangibles	54	14	—	—	—	—	—	—

Total cost of revenue	1,565	1,304	1,299	1,236	1,174	1,291	1,192	1,368

Gross profit	7,222	5,755	2,418	4,252	3,389	4,821	3,048	4,659

Operating expenses:
Sales and marketing	2,659	2,650	2,527	2,598	2,629	2,898	2,925	3,067
Research and development	2,164	1,934	1,874	1,816	1,582	1,790	2,099	2,385
General and administrative	1,881	896	702	973	889	843	1,282	1,353
Restructuring charges	—	—	—	—	(35)	827	—	435

Total operating expenses	6,704	5,480	5,103	5,387	5,065	6,358	6,306	7,240

Income (loss) from operations	518	275	(2,685)	(1,135)	(1,676)	(1,537)	(3,258)	(2,581)
Other income (expense), net	(28)	131	12	55	14	(15)	93	110

Income (loss) before income taxes and cumulative effect of change in accounting principle	490	406	(2,673)	(1,080)	(1,662)	(1,552)	(3,165)	(2,471)
Income tax benefit (expense)	38	(27)	(31)	(50)	(17)	(24)	—	(70)

Income (loss) before cumulative effect of change in accounting principle	528	379	(2,704)	(1,130)	(1,679)	(1,576)	(3,165)	(2,541)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(2,281)

Net income (loss)	$528	$379	$(2,704)	$(1,130)	$(1,679)	$(1,576)	$(3,165)	$(4,822)

The following table sets forth unaudited condensed consolidated quarterly results of operations as a percentage of revenue for 2003 and 2002.

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(Unaudited)
Condensed Consolidated Statement of Operations Data:
Revenue:
License	53.2%	45.5%	12.5%	43.3%	34.7%	48.2%	26.1%	40.8%
Service	46.8	54.5	87.5	56.7	65.3	51.8	73.9	59.2

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
License	2.0	2.0	1.5	1.8	1.4	2.4	1.0	1.2
Service	15.2	16.5	33.4	20.7	24.3	18.7	27.1	21.5
Amortization of purchased intangibles	0.6	—	—	—	—	—	—	—

Total cost of revenue	17.8	18.5	34.9	22.5	25.7	21.1	28.1	22.7

Gross profit	82.2	81.5	65.0	77.5	74.3	78.9	71.9	77.3
Operating expenses:
Sales and marketing	30.3	37.5	68.0	47.4	57.6	47.4	69.0	50.9
Research and development	24.6	27.4	50.4	33.1	34.7	29.3	49.5	39.6
General and administrative	21.4	12.7	18.9	17.7	19.5	13.8	30.2	22.4
Restructuring charges	—	—	—	—	(0.8)	13.5	—	7.2

Total operating expenses	76.3	77.6	137.3	98.2	111.0	104.0	148.7	120.1

Income (loss) from operations	5.9	3.9	(72.3)	(20.7)	(36.7)	(25.1)	(76.8)	(42.8)
Other income (expense), net	(0.3)	1.9	0.3	1.0	0.3	(0.3)	2.2	1.8

Income (loss) before income taxes and cumulative effect of change in accounting principle	5.6	5.8	(71.9)	(19.7)	(36.4)	(25.4)	(74.6)	(41.0)
Income tax benefit (expense)	0.4	(0.4)	(0.8)	(0.9)	0.4	0.4	—	1.2

Income (loss) before cumulative effect of change in accounting principle	6.0	5.4	(72.7)	(20.6)	(36.8)	(25.8)	(74.6)	(42.2)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(37.8)

Net income (loss)	6.0%	5.4%	(72.7)%	(20.6)%	(36.8)%	(25.8)%	(74.6)%	(80.0)%

The trends discussed in the preceding annual comparisons of operating results generally apply to the comparison of operating results for the four quarters in each of the 12-month periods ended December 31, 2003 and 2002. The first quarter of 2002 included the cumulative effect of a change in accounting principle and the first and third quarter of 2002 included restructuring charges. During the third and fourth quarter of 2003, we achieved quarterly profitability, due primarily to a significant increase in total revenue, partially related to acquisitions made during those quarters and to enterprise sales made to two customers during the second half of 2003, as well as our continued close monitoring of costs. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside our control.

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

As of December 31, 2003, we had cash, cash equivalents and short-term investments of $12.2 million, representing a decrease of $800,000 from December 31, 2002. As of December 31, 2003, our working capital was $3.0 million compared to $7.6 million at December 31, 2002.

Our operating activities resulted in net cash outflows of $1.3 million and $5.3 million in 2003 and 2002, respectively. In 2003, adjustments to the $2.9 million net loss to reconcile to cash used in operating activities include $1.3 million for the increase in compensation-related accruals and accounts receivable and decrease in accounts payable and accrued liabilities. This is offset by approximately $2.9 million for the decrease in prepaid expenses and other current assets and other assets, the increase in compensation-related accounts and deferred revenue, $1.7 million in depreciation and amortization, a $849,000 charge for compensation expense related to an option purchase and non-compete agreement with our CEO. Cash used in operations/cash provided by operations is dependent upon our ability to achieve positive earnings and the timing of our payments and collections and we expect that it will fluctuate from period to period.

Investing activities provided cash of $532,000 and $3.7 million in 2003 and 2002, respectively. Investing activities for this period consisted primarily of approximately $1.4 million in proceeds from the maturity of short-term investments and $117,000 of cash acquired in acquisitions offset by the purchase of short-term investments of $395,000, and of property and equipment of $586,000.

Financing activities provided cash of $911,000 and $66,000 in 2003 and 2002, respectively, through proceeds from the issuance of common stock.

Our principal source of liquidity at December 31, 2003 was our cash and cash equivalents. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5.0%) as of December 31, 2003) and expires in March 2005. There were no borrowings outstanding as of December 31, 2003 under this line of credit. As of December 31, 2003 and March 2004, we were in compliance with our financial covenants in connection with the line of credit. If we are unable to maintain compliance in the future, this $3.0 million line of credit may not be available in its entirety.

In connection with the December 2003 acquisition of Amacis, we assumed Amacis’s outstanding obligation of approximately $395,000 under a credit facility with a bank. The facility is payable in month installments of approximately $9,000, including interest at a rate of the bank’s rate plus 2% (5.75% as of December 31, 2003), due June 2008. Due to the purchase of all of Amacis’s common shares by us, the facility is payable upon demand. We anticipate repaying this obligation in it’s entirety during 2004. The loan is denominated in British pounds sterling.

We currently anticipate that we will continue to experience fluctuations in results of operations for the foreseeable future as we:

•	enter new markets for our products and services, including through potential acquisitions of complementary businesses, technology or other assets

•	increase or decrease research and development spending

•	increase or decrease sales and marketing activities

•	develop new distribution channels

•	improve our operational and financial systems

•	broaden our professional services capabilities

•	release new product versions

•	provide hosted application services concerning our solutions

We continue to focus on maximizing the performance of our core business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. As such, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

In the near-term, we believe our costs and operating expenses, excluding restructuring-related charges, will track to a level that is close to our expected revenue while allowing us to continue to invest in accordance with our strategic priorities. However, we may be unable to achieve these expense levels without adversely affecting our business and results of operations. We may continue to experience losses and negative cash flows in the near term, even if sales of our products and services grow.

While we will continue to implement cost containment efforts across our business, our operating expenses, will consume a material amount of our cash resources. We believe that the total amount of our cash and cash equivalents along with our commercial credit facilities, will be sufficient to meet our anticipated cash needs for working capital or other purposes for at least the next twelve months. Thereafter, depending on the development of our business, we will likely require additional funds to support our working capital requirements, unanticipated expenses, opportunities for acquisitions or other business initiatives we encounter and we may seek to raise such additional working capital through public or private equity or debt financing (including debt convertible into equity) or from other sources. We may not be able to obtain adequate or favorable financing at that time. Our history of declining market valuation and volatility in our stock price could make it difficult for us to raise capital on favorable terms. Any financing we obtain may dilute or otherwise impair our current shareholders’ ownership interest in the Company.

We lease office space under operating leases with various expiration dates through 2006. In January 2003, we engaged an offshore development team to accelerate our development efforts. Our commitment under this agreement is to incur up to approximately $125,000 per month for development work through January 2005. During the year ended December 31, 2003, we incurred development expenses of approximately $1,234,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements. Future contractual obligations and future leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 are as follows (in 000’s):

	Operating Leases	Other Contractual Obligations	Total
2004	$909	$1,500	$2,409
2005	804	125	929
2006	21	—	21

	$1,734	$1,625	$3,359

Rent expense was approximately $1,300,000 (net of sublease rental income of $55,000), $2.2 million (net of sublease rental income of $356,000), and $2.8 million (net of sublease rental income of $177,000) for 2003, 2002 and 2001, respectively.

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

Recently Issued Accounting Statements

In December 2003, SFAS Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” was issued. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We will be required to apply FIN 46R to variable interests in Variable Interest Entities (VIEs) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We are evaluating the impact of applying FIN 46R to existing VIEs in which we have variable interest and have not yet completed this analysis. At this time, the adoption of FIN 46R is not expected to have a material effect on our financial statements.

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

During the year ended December 31, 2003, decreases in interest rates on the fair market value of our cash and cash equivalents caused an insignificant increase in our net loss. We believe that the impact on the fair market value of our securities and our operating results for 2004 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

Foreign Currency Exchange Risk.    We develop products in the United States and the United Kingdom and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We have three foreign subsidiaries—Primus Knowledge Solutions (UK) Limited, Amacis Group Limited (UK) and Primus Knowledge Solutions France—whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected results. Our operating results have not been significantly affected by exchange rate fluctuations in 2002 and 2003. If, during 2004, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2004 would likely not be significantly affected.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 15, of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.    There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with our Second Restated Bylaws, as amended, our Board of Directors is composed of seven directors, divided into three classes that are staggered such that the shareholders elect approximately one-third of the directors each year. At present our Board consists of six directors with one vacancy, resulting from the resignation of Janice Peters on November 3, 2003. To date, no replacement director has been nominated. The bylaws provide that at the next annual meeting, the term of office of the remaining Class 1 director, Promod Haque, expires. Every director elected to the Board will serve for a term of three years or until such time as his or her successor is elected and qualified. If a director resigns from the Board before the expiration of his or her term, however, the director elected or appointed to fill the resulting vacancy may be designated to a class such that he or she initially must be elected to a shorter term.

Our executive officers and directors as of March 18, 2004 are as follows:

Name	Age	Position
Michael A. Brochu	50	President, Chief Executive Officer and Chairman of the Board
Ronald M. Stevens	40	Chief Operating Officer, Chief Financial Officer and Treasurer
David M. Williamson	40	Executive Vice President of Business Affairs, General Counsel and Secretary
Antonio M. Audino	45	Director
Promod Haque	55	Director
Yasuki Matsumoto	50	Director
John A. Moga	66	Director
Daniel C. Regis	64	Director

Michael A. Brochu has served as our President, Chief Executive Officer and Chairman of the Board since November 1997. Mr. Brochu was President and Chief Operating Officer of Sierra On-Line, Inc., an interactive software publisher, from June 1994 until October 1997. Mr. Brochu received his B.B.A. in accounting and finance from the University of Texas at El Paso.

Ronald M. Stevens has served as our Chief Operating Officer, Chief Financial Officer and Treasurer since October 2000. From August 1999 to September 2000, Mr. Stevens served as Chief Financial Officer and then President and Chief Operating Officer of OnHealth Network Inc., a consumer healthcare Internet company, which was acquired by WebMD Corporation in September 2000. From May 1996 to August 1999, he served as General Manager and Senior Vice President of Sierra On-Line, Inc., an interactive software publisher. From May 1994 to May 1996, he served as Corporate and Divisional Controller of Sierra On-Line. Mr. Stevens received his B.A. in accounting and business administration from Western Washington University.

David M. Williamson serves as our Executive Vice President of Business Affairs, General Counsel and Secretary. He joined Primus in November 2000. From April 1998 to October 2000 he was Senior Vice President of Business Affairs at Sierra On-line, Inc., an interactive software company. Prior to April 1998, he was a partner in the Business Technology Group at the law firm of Perkins Coie LLP. Mr. Williamson received his B.A. in accounting from the University of Denver and his J.D. from the University of California at Berkeley.

Antonio M. Audino has served as one of our directors since April 1995. Since September 1996, Mr. Audino has been founder and managing director of Voyager Capital, a venture capital firm. Mr. Audino holds a B.S. B.A. from Creighton University. Mr. Audino’s term as a member of the Board of Directors expires at the Annual Meeting of Shareholders to be held in 2005.

Promod Haque has served as one of our directors since February 1996. Mr. Haque has been employed in various capacities by Norwest Venture Partners, a venture capital firm, since November 1990. Mr. Haque is currently Managing Partner of Norwest Venture Partners VII and Norwest Venture Partners VIII and General Partner of Norwest Venture Partners VI, Norwest Equity Partners V and Norwest Equity Partners IV. Mr. Haque is a member of the board of directors of Extreme Networks, Inc., Redback Networks, Inc., and SPSS, Inc. Mr. Haque holds an M.S. and a Ph.D. in electrical engineering and an M.M. from Northwestern University and a B.S. in electrical engineering from the University of New Delhi, India. Mr. Haque has been nominated for election at the 2004 Meeting to serve a three-year term on the Board of Directors ending at the Annual Meeting of Shareholders to be held in 2007.

Yasuki Matsumoto has served as one of our directors since October 1994. Since March 1997, Mr. Matsumoto has been the President and Chief Executive Officer of Trans Cosmos USA, Inc., an information technology venture capital investment firm. Trans Cosmos USA, Inc. is a wholly owned subsidiary of Trans Cosmos, Inc. Entities affiliated with Trans Cosmos, Inc. own approximately 8.2% of our outstanding common stock. Mr. Matsumoto holds an M.S. in computer engineering from Portland State University. Mr. Matsumoto’s term as a member of the Board of Directors expires at the Annual Meeting of Shareholders to be held in 2005.

John A. Moga presently develops new business for Hitachi Consulting, a subsidiary of Hitachi Data Systems. From July 1999 until July 2002, he was a consultant to Andersen’s Northwest practice. Prior to that, he was the Managing Partner for Andersen in the Northwest for thirteen years. Mr. Moga holds a Bachelor of Science degree from Seattle University. Mr. Moga’s term as a member of the Board of Directors expires at the Annual Meeting of Shareholders to be held in 2006.

Daniel C Regis has served as one of our directors since April 2003, having been appointed by the Board to fill Fredric Harman’s former directorship position. Mr. Regis presently serves as a Managing Director of Digital Partners, a mid-sized venture capital fund specializing in Northwest emerging technology companies. From 1996 to 1999, he was with Kirlan Venture Capital Inc. where he served as Managing Partner of venture funds with a similar focus. Prior to 1996, Mr. Regis was the Managing Partner of Price Waterhouse LLP in Seattle and previously for the Northwest and Portland. Mr. Regis is a member of the board of directors of Cray, Inc. Mr. Regis holds a Bachelor of Commercial Science from Seattle University with a major in accounting and a minor in philosophy. Mr. Regis’s term as a member of the Board of Directors expires at the Annual Meeting of Shareholders to be held in 2006.

In February 2003, Fredric W. Harman, whose term as a director was to expire as of the Company’s 2003 annual shareholders meeting, resigned from the Company’s board of directors. His board seat was replaced by Daniel C. Regis, who was elected at the 2003 Annual Meeting of Shareholders.

Director Compensation

Members of our Board of Directors did not receive any fee for their services as directors in 2002. Commencing with the second quarter of 2003, directors (other than Mr. Brochu) received a quarterly retainer fee of $3,000. Any board meetings attended in excess of four (4) per year results in an additional $500 fee per additional meeting attended. Committee members receive a fee of $500 per committee meeting attended, with the chair of the Audit Committee receiving a $1,000 fee per committee meeting attended. Directors are eligible to participate in our 1999 Stock Incentive Compensation Plan, which was adopted by our Board of Directors and our shareholders in April 1999. New directors generally receive an initial stock option grant of 50,000 shares and all continuing, non-employee directors receive an annual grant of 12,500 option shares. As new directors in 2003, Mr. Regis and Mr. Moga each received an initial grant of 50,000 shares. Each of the continuing directors, excluding Mr. Brochu, received a grant of 12,500 shares in 2003.

Board Independence and Corporate Governance

With the exception of Michael Brochu, who serves as our President and Chief Executive Officer, all of our other current directors are “independent” as defined by NASDAQ. The independent directors regularly have the opportunity to meet without Mr. Brochu in attendance. No family relationship exists among any of our directors or executive officers. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director was selected as a director or executive officer of Primus. Primus does not have a specific policy regarding director attendance at the annual shareholder meeting; however, all directors are encouraged to attend if available. Mr. Brochu was present at last year’s annual meeting.

Committees of the Board and Meetings

During the last fiscal year there were ten meetings of the Board of Directors. Antonio Audino, Michael Brochu, Promod Haque, Fredric Harman (who resigned in February 2003), Daniel Regis (who joined the Board in April 2003), John Moga (who joined the Board in June 2003) and Janice Peters (who resigned in November 2003) each attended at least 75% of all board and committee meetings of which they were a member. Yasuki Matsumoto attended 70% of all board meetings. John Connors, whose term on the Board expired on June 18, 2003, did not attend any board or committee meetings in 2003.

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. The current charters of the Audit and Nominating Committees are available on the Primus internet site, www.primus.com/company/corporategovernance/. Also posted at that site is a description of the process for shareholders to send communications to the Board.

The purpose of the Audit Committee is to oversee Primus’s accounting and financial reporting processes and the audits of its financial statements. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of Primus’s independent auditor.

The Audit Committee is currently composed of Daniel Regis, Promod Haque and John Moga. Fredric Harman, who resigned in February 2003, and John Connors, whose term expired in June 2003, were members of the Audit Committee until their service on the Board ended during 2003. All of the members of the Audit Committee during the past fiscal year were, and all of the current members are, independent in accordance with applicable rules promulgated by the Securities and Exchange Commission (the “SEC”) and NASDAQ listing standards. Each former and current member is able to read and understand fundamental financial statements, including Primus’s balance sheet, income statement and cash flow statement. The Board of Directors has determined that Mr. Regis is an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the SEC under the Exchange Act. During the last fiscal year, there were four meetings of the Audit Committee.

The Compensation Committee, currently composed of Antonio Audino and Promod Haque (who replaced Janice Peters after her resignation from the Board of Directors on November 3, 2003), reviews and approves the compensation and benefits for our executive officers and makes recommendations to the Board of Directors regarding compensation and benefits matters. Each of the Compensation Committee members is independent in accordance with applicable NASDAQ listing standards. During the last fiscal year, there were three meetings of the Compensation Committee.

The Nominating Committee was established on January 30, 2004. The Nominating Committee, currently composed of Antonio Audino, Promod Haque and John Moga, identifies and recommends individuals to be presented to the Company’s shareholders for election or re-election to the Company’s Board. All the members of the Nominating Committee are independent in accordance with applicable NASDAQ listing standards.

Director Nominations and Qualifications

In addition to considering Director candidates recommended by Nominating Committee members, other Board members and Primus management, the Nominating Committee will consider candidates recommended by Primus shareholders. The Board will not, however, generally consider self-nominations by shareholders.

A Primus shareholder who wishes to recommend a prospective nominee for the Board must notify the Company’s Corporate Secretary or any member of the Nominating Committee (through correspondence in care of the Corporate Secretary at the Company’s headquarters) in writing with relevant supporting material including confirmation that the nominee consents to being a nominee to the Board. Any shareholder recommended nominee must be available to complete a director questionnaire (including such information regarding the nominated person that would be required in a proxy statement filed pursuant to the SEC’s proxy rules if the person had been nominated for election by the Board of Directors), meet with the Nominating Committee and provide other relevant background information requested by the Nominating Committee, such as information regarding the shareholder making the nomination, including name, address, and number of shares of Primus that are beneficially owned by the shareholder, a representation that the shareholder is entitled to vote at the meeting at which directors will be elected, and that the shareholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice and a description of any arrangements or understandings between the shareholder and such nominee and any other persons (including their names), pursuant to which the nomination is made.

Any shareholder recommendation must be made at least 120 days prior to the annual meeting of shareholders and must meet the timing and other requirements of the Primus bylaws in order to bring such business before an annual shareholder meeting, as well as any legal and regulatory requirements that must be met in order to have a shareholder proposal included in Primus’s proxy statement.

The Chairman of the Board, other directors and executive officers may also recommend director nominees to the Nominating Committee. The committee will evaluate nominees recommended by shareholders against the same criteria that it uses to evaluate other nominees. These criteria include the candidate’s general understanding of finance, enterprise software and services sales and marketing and other disciplines relevant to the success of an enterprise software company in today’s business environment; understanding of Primus’s business, and educational and professional experience, as well as other factors that are listed in the Nominating Committee charter, which is posted on the Company’s internet site, www.primus.com/company/corporategovernance/. The committee has not in the past retained any third party to assist it in identifying candidates.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2003, Messrs. Antonio Audino, Promod Haque, Fredric Harman (a director until February 2003) and Janice Peters (a director through November 3, 2003) served on the Compensation Committee of our Board of Directors. None of our executive officers serves as a member of a compensation committee or board of directors of any entity that has an executive officer serving as a member of our Compensation Committee or Board of Directors.

Code of Ethics

Primus has adopted a Code of Ethics that applies to all its employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Ethics is posted on Primus’ Internet site at www.primus.com/company/corporategovernance/. Primus intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the Code with respect to Primus’s Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on its Internet site.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2003, its officers, directors and greater-than-10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Summary

The following table lists all compensation earned during the years ended December 31, 2003, December 31, 2002 and December 31, 2001 by our executive officers at December 31, 2003 (“named executive officers”).

Summary Compensation Table

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year		Salary		Bonus		Securities Underlying Options	All Other Compensation
Michael A. Brochu President and Chief Executive Officer	2003 2002 2001		$ $ $	303,333 290,000 290,000	$ $ $	0 0 14,500	0 1,200,000 200,000	$1,307,968 — —	(1)

Ronald M. Stevens Chief Financial Officer, Executive Vice President and Treasurer	2003 2002 2001		$ $ $	191,667 175,000 175,000	$ $ $	0 0 8,750	0 300,000 80,000	— — —

David M. Williamson Executive Vice President, General Counsel and Corporate Secretary	2003	(2)		$191,667		$0	0	—

(1)	Other Compensation for Mr. Brochu consists of $997,968 in consideration of the Company’s purchase of 1,239,165 of Mr. Brochu’s outstanding stock options, which constituted all of his options with an exercise price over $0.86 per share and $310,000 in consideration of a three year non-competition and non-solicitation agreement from Mr. Brochu. Each of these transactions is discussed in more detail in Item 13, under the heading “Certain Relationships and Related Transactions”.

(2)	Mr. Williamson was named an Executive Officer in 2003.

Option Grants in Fiscal 2003

There were no options granted during the year ended December 31, 2003 to the named executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information regarding options exercised during 2003 and held as of December 31, 2003 by each of the named executive officers.

			Total Number of Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options At Fiscal Year-End ($)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable(1)	Unexercisable(1)
Michael A. Brochu	50,000	$169,500	716,666	433,334	$3,791,163	$2,292,337
Ronald M. Stevens	125,000	418,100	216,040	163,960	531,718	656,032
David M. Williamson	122,000	403,805	134,422	118,578	116,293	429,077

(1)	For the fiscal year ended December 31, 2003. The average of the high and low trades of Primus’ common stock on that date as reported on the Nasdaq Small Cap Market was $6.15 per share.

Change in Control Arrangements

Primus has entered into an agreement with each of Michael A. Brochu, Ronald M. Stevens and David M. Williamson that provides for certain compensation arrangements upon and following a change of control of the Company. The agreements expire one year following a change of control. A change of control occurs under the agreements when

•	Primus completes a merger, consolidation or share exchange after which its prior shareholders own less than a majority of the surviving corporation;

•	Primus sells substantially all of its assets not in the ordinary course of business; or

•	one person or entity acquires a majority of Primus’ outstanding shares.

Immediately upon a change of control, 50% of the unvested options of each executive become exercisable. Our 1995 and 1999 stock option plans also provide for vesting of all unvested options in certain circumstances involving a merger, sale or liquidation of Primus.

If one of our executives is terminated by us without cause or terminates his or her employment due to a substantial change in his position or responsibilities during the year following a change of control, he will be entitled to his accrued annual base salary, bonus and commissions through the date of termination plus severance pay equal to one-half of annual base salary. Further, all of his outstanding options will become immediately exercisable. To the extent the employee regularly receives commissions as part of his compensation, we will also pay commissions to the terminated employee for sales to his former accounts that occur during the six months following termination.

Compensation Committee Report on Executive Compensation

Our executive compensation program is administered by the Compensation Committee (the “Committee”), which is comprised of two non-employee directors. Our executive compensation policy is designed to:

•	assist us in attracting and retaining key executives critical to the Company’s success;

•	align the interests of the executives with the interests of our shareholders;

•	reflect our overall performance; and

•	reward executives individually.

Executive compensation consists of three major components: base salary, bonuses and stock option grants.

Base Salary.    The base salary of the chief executive officer is set at an amount the Committee believes is competitive with the salaries paid to executives of other high-growth companies in the software industry located within the local area. The Committee relies on surveys and on knowledge of local pay practices as reported in financial periodicals or otherwise accessible to the Committee. Additionally, a review of the chief executive officer’s performance and a general review of the Company’s financial and stock price performance are considered. The base salary for executive officers is reviewed annually. The chief executive officer’s base salary was held constant at $290,000 for 2001 and 2002 and was raised to $310,000 in May of 2003.

Bonus.    Under a bonus plan established in February 1999, Primus executives may be eligible for annual and/or quarterly bonuses. Each executive’s potential bonus is set as a percentage of his base salary; bonuses for 2003 were generally considered based 100% on the Company’s results of operations and profitability over the year. No bonus payments were awarded during 2003.

Stock Option Grants.    Primus provides its executives with long-term incentives through the 1999 Stock Incentive Compensation Plan and the 1999 Amended and Restated Non-Officer Employee Stock Compensation Plan (the “1999 Plans”). The objective of the 1999 Plans is to enhance long-term profitability and shareholder value. The Compensation Committee of the Board determines the number and terms of options granted to Primus’ chief executive officer and other executive officers. The Committee relies upon surveys and general familiarity with the number and proportion of shares available for grant pursuant to stock options in similar companies to determine appropriate grant level. To encourage stock retention, all options are granted as incentive stock options to the maximum extent possible under the Internal Revenue Code. Options are typically granted at the then-current market price and generally have a four-year vesting period to encourage key employees to continue their employment with Primus. The January 2002 option grants to employees and officers had a three-year vesting period. No option grants were made to executive officers in 2003.

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to the chief executive officer and any other of its four most highly compensated executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1 million limit. Although Primus’s stock option plans are designed to qualify as performance-based compensation that is fully deductible by Primus for income tax purposes, certain of the payments made to our Chief Executive Officer described in the section entitled “Certain Relationships and Related Transactions” may be deemed not to be performance based. To the extent that they exceed the $1 million limit, it is possible that such payments would not be deductible by Primus.

The Committee believes that our compensation policies have been successful in attracting and retaining qualified employees and in linking compensation directly to corporate performance relative to our goals. The Committee will continue to monitor the compensation levels potentially payable under Primus’s other compensation programs, but intends to retain the flexibility necessary to provide total compensation in line with competitive practice, Primus’s compensation philosophy, and Primus’s best interests.

Compensation Committee

Antonio M. Audino

Promod Haque

Performance Graph

The following graph shows a comparison of cumulative total shareholder return for Primus, the NASDAQ Stock Market-U.S. Index and S&P 500 Application Software Index. The graph shows the value of $100 invested on July 1, 1999 in our common stock, the NASDAQ Stock Market-U.S. Index and the S&P 500 Application Software Index. Stock price performance shown below is historical and not necessarily indicative of future price performances.

Comparison of Cumulative Total Return Primus Knowledge Solutions, Inc., the Nasdaq Stock Market-U.S and the S&P 500 Application Software Index.

	July 1, 1999	Dec. 31, 2003
Primus	$100	$44.93
NASDAQ Stock Market-U.S.	$100	$74.30
S&P 500 Application Software	$100	$54.99

Equity Compensation Plan Information

The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,496,040		$5.41	1,447,733	(1)
Equity compensation plans not approved by security holders	3,279,244	(2)	$6.14	627,511
Total	5,775,284		$5.84	2,075,244

(1)	Under the terms of the Primus 1999 Stock Incentive Compensation Plan, the maximum number of shares issuable pursuant to the plan is automatically increased each January 1 by 666,666 shares.

(2)	Includes 383 option shares under the 1996 Option Plan assumed by the Company in its acquisition in 1999 of Imparto Software, Inc.; 265,327 option shares under the Amacis Group Limited 2003 Enterprise Management Incentive Scheme assumed by the Company in its acquisitions in December 2003 of Amacis Group Limited; and 11,921 warrants issued prior to 1998, which were assumed in connection with the Company’s acquisition of 2Order.com, Inc, in 2000.

Equity Compensation Plans Not Approved By Security Holders.

The Board adopted the 1999 Nonofficer Employee Stock Compensation Plan (the “1999 Plan”) to enable the grant of nonqualified stock options to employees, consultants, agents, advisors and independent contractors of the Company. The 1999 Plan has not been approved by the Company’s shareholders. The Compensation Committee of the Board is the administrator of the 1999 Plan, and as such determines all matters relating to options granted under the 1999 Plan, including the selection of the recipients, the size of the grants and the conditions to vesting and exercisability. The Compensation Committee has delegated authority to make grants under the 1999 Plan to certain officers of the Company, subject to specified limitations on the size and terms of such grants. Up to thirty percent of the option pool under the 1999 Plan may be granted to officers and directors of the Company. A maximum of 4,200,000 shares of Common Stock have been reserved for issuance under the 1999 Plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information with respect to the beneficial ownership of shares of common stock as of March 1, 2004 by

•	each person or group that we know owns more than 5% of our common stock

•	each of the named executive officers

•	each of our incumbent directors

•	all of our incumbent directors and executive officers as a group

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of our common stock subject to options exercisable as of March 1, 2004 or within 60 days of that date are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of common stock Outstanding
Principal Shareholders
WM Advisors, Inc.	3,294,800	13.9%
Entities affiliated with Trans Cosmos, Inc.(2)	1,935,285	8.2%
Norwest Equity Partners, V	1,441,166	6.1%

Name of Beneficial Owner(1)	Shares Beneficially Owned	Options(3)	Total	Percentage of common stock Outstanding(4)
Directors
Yasuki Matsumoto (5)	1,995,891	56,613	2,052,504	8.5%
Promod Haque (6)	1,441,166	54,947	1,496,113	6.0%
Michael A. Brochu (7)	9,000	800,000	809,000	3.2%
Antonio M. Audino	99,721	89,322	189,043	*
Daniel C. Regis	0	12,500	12,500	*
John A. Moga	0	0	0	*

Executive Officers
Ronald M. Stevens	1,000	216,456	216,456	*
David M. Williamson	0	156,227	156,227	*
Directors and executive officers as a group ([8] persons)	3,546,778	1,386,065	4,932,843	19.7%

*	Less than 1%.

(1)	The address of WM Advisors, Inc. is 1201 Third Avenue, 22nd Floor, Seattle, WA 98101. The address of Trans Cosmos, Inc. and Mr. Matsumoto is 777-108th Avenue, N.E., Suite 2300, Bellevue, WA 98004. The address of Norwest Equity Partners V, L.P. and Mr. Haque is Suite 800, 525 University Avenue, Palo Alto, CA 94301. The address of Mr. Audino is Voyager Capital, 719 Second Avenue, Suite 1400, Seattle, WA 98104. The address of Messrs. Regis, Moga, Brochu, Stevens and Williamson is c/o Primus Knowledge Solutions, Inc., 1601 Fifth Avenue, Suite 1900, Seattle, WA 98101.

(2)	Represents the following: (a) 199,999 shares owned by Trans Cosmos, Inc.; (b) 802,957 shares owned by Trans Cosmos USA, Inc; (c) 857,329 shares owned by U.S. Information Technology Financing, L.P.; and (d) 75,000 shares held directly by Primus KK. Trans Cosmos USA, Inc. is a wholly owned subsidiary of Trans Cosmos, Inc. U.S. Information Technology Financing, L.P. is a limited partnership whose sole general partner is Trans Cosmos USA, Inc. Yasuki Matsumoto, a director of Primus, is the President and CEO of Trans Cosmos USA, Inc.

(3)	Includes all options exercisable within sixty days of March 1, 2004.

(4)	Calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(5)	Represents the following: (a) 199,999 shares owned by Trans Cosmos, Inc.; (b) 802,957 shares owned by Trans Cosmos USA, Inc.; (c) 857,329 shares owned by U.S. Information Technology Financing, L.P.; (d) 75,000 shares held directly by Primus KK; and (e) 60,606 shares owned by Mr. Matsumoto’s spouse. Trans Cosmos USA, Inc. is a wholly owned subsidiary of Trans Cosmos, Inc. U.S. Information Technology Financing, L.P. is a limited partnership whose sole general partner is Trans Cosmos USA, Inc. Yasuki Matsumoto, a director of Primus, is the President and CEO of Trans Cosmos USA, Inc.

(6)	Represents 1,441,166 shares owned by Norwest Equity Partners V, L.P. Mr. Haque is a Partner in Norwest Venture Partners, an affiliate of Norwest Equity Partners V, L.P. Mr. Haque disclaims beneficial ownership of the shares held by Norwest Equity Partners, V, L.P. except to the extent of his pecuniary interest arising from his interest in Norwest Venture Partners.

(7)	Represents the following: (a) 8,000 shares held directly by Mr. Brochu; and (b) 1,000 shares held by Mr. Brochu’s minor child. Mr. Brochu disclaims beneficial ownership of 1,000 shares held in the name of his minor child.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2001, the Company’s Board of Directors approved an unsecured loan to Michael A. Brochu, the Company’s President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan was April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. This note was subject to full forgiveness in the event of Mr. Brochu’s termination of employment without cause or for good reason following a change of control. Mr. Brochu prepaid the loan and all accrued interest in 2003.

On October 31, 2003, the Company entered into an agreement with Michael Brochu, President and Chief Executive Officer, to purchase all of his outstanding stock options with an exercise price above $0.86, or 1,239,165 stock options, which reduces the net dilution from stock options to the Company’s shareholders. Mr. Brochu elected to apply the proceeds, after required tax withholdings of approximately $264,000, from this option disposition to his outstanding $750,000 loan from the Company. As a result of this transaction, the outstanding principal balance on the loan was reduced to approximately $114,000. Mr. Brochu did not retain any net proceeds from the transaction.

The Company’s Board of Directors, with Mr. Brochu abstaining from discussions and voting, approved of the above described transaction and established the total purchase price, using the Black-Scholes option pricing model, of $997,968. The Company purchased from Mr. Brochu 547,999 stock options (granted on November 4, 1997) with an exercise price of $3.00, 78,666 stock options (granted on February 4, 1999) with an exercise price of $8.25, 150,000 stock options (granted on August 13, 1999) with an exercise price of approximately $20.41, 150,000 stock options (granted on February 2, 2000) with an exercise price of approximately $74.03, 37,500 stock options (granted on May 17, 2000) with an exercise price of approximately $38.66, 75,000 stock options (granted on October 12, 2000) with an exercise price of approximately $5.31, and 200,000 stock options (granted on May 16, 2001) with an exercise price of approximately $3.49.

The total purchase price under the above described transaction are reflected as compensation expense and included in general and administrative expenses in our consolidated financial statements for the period ending December 31, 2003. The net proceeds were first applied against accrued interest due the Company of approximately $98,000 and the remainder reduced Mr. Brochu’s outstanding loan principal balance by approximately $636,000.

On November 13, 2003, the Company entered into a noncompetition and nonsolicitation agreement with Michael Brochu. The Company’s Board of Directors, consistent with their desire to ensure that Mr. Brochu’s incentives support the long term growth of the company in the best interests of all shareholders and with Mr. Brochu abstaining from discussions and voting, approved of the transaction and established consideration to Mr. Brochu in exchange for this agreement of one times his annual base salary, or $310,000. The noncompetition and nonsolicitation agreement is effective from November 13, 2003 through three years from the end date of Mr. Brochu’s employment for any reason. Mr. Brochu elected to apply approximately $114,000 of the proceeds, after required tax withholdings of approximately $82,000, to his outstanding loan from the Company. As a result of this prepayment, the loan was fully paid by December 31, 2003. The payment under this agreement is reflected as compensation expense and included in general and administrative expense in our consolidated financial statements for the period ending December 31, 2003.

Our software is marketed, distributed and supported in Japan by Primus Knowledge Solutions, K.K. (“Primus KK”), a joint venture in which we hold a 19.6% minority interest and hold 1 of 6 board of director positions. Trans Cosmos, Inc., one of Japan’s oldest and largest outsourced customer service and information technology support solutions provider, holds the remaining 80.4% of Primus KK. Trans Cosmos currently holds approximately 8% of our common stock. Our distribution arrangements provide Primus KK with exclusive rights to the Japanese and English versions of our Primus® eServer and Primus® eSupport products in Japan, and nonexclusive distribution rights for these products in Korea, China and Hong Kong. The distribution arrangement continues until terminated by mutual agreement or, if Primus KK has not completed the listing of its common stock on a recognized public stock exchange by December 31, 2004 or if certain performance goals are not met, its expiration on March 31, 2006. In July 2002, January 2003, May 2003 and again in September 2003, we amended the distribution agreement with Primus KK, and they have assumed a more significant role in product localization and support for the Japanese market. After the September 2003 amendment, our current royalty fee structure has guaranteed minimum payments from Primus KK of $125,000 per quarter, through the first quarter of 2004 provided certain professional services milestones are met. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. As a result of the changing and uncertain business climate and operating results for Primus KK, we expect to negotiate further amendments to our distribution agreement. Our agreement with Primus KK does not contain product return rights. Revenue recognized under the reseller agreement totals approximately $956,000, $1,394,000 and $3,134,000 in 2003, 2002 and 2001, respectively, and revenue deferred at December 31, 2003 and 2002 was approximately $94,000 and $248,000, respectively, and accounts receivable at December 31, 2003 and 2002 were approximately $6,000 and $471,000, respectively. Primus KK is accounted for using the cost method, as management believes it does not have significant influence over its operations, has not guaranteed any of its obligations and does not have any commitment or intent to provide any funding. The carrying value of Primus KK is zero at December 31, 2003 and 2002.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board has selected KPMG LLP to serve as independent public accountants. Representatives from KPMG LLP are expected to be present at the Annual Meeting and will have an opportunity to make a statement and to respond to appropriate questions from shareholders.

The following table presents fees for professional services rendered by KPMG LLP to the Company.

	2003	2002
Audit fees	$428,803	$115,000
Audit related fees(1)	0	10,500

Audit and audit related fees	428,803	125,500
Tax fees(2)	38,500	43,183
All other fees	0	0

Total fees	$467,303	$168,683

(1)	Audit related fees consisted principally of fees for consultations in connection with accounting and reporting matters in 2002.

(2)	Tax fees consisted of fees for tax consultation and tax compliance services.

The Audit Committee has considered and concluded that the provision of non-audit services, principally tax compliance services, is compatible with maintaining the independence of KPMG LLP.

Effective May 6, 2003, we were required to obtain pre-approval by our Audit Committee for all audit and permissible non-audit related fees incurred with our independent auditors. Fiscal 2003 was a transition year for this new requirement. All new projects authorized after the effective date of this requirement were approved in advance by the Audit Committee. We did not receive pre-approval by the Audit Committee for non-audit related fees during fiscal 2002. The Audit Committee has adopted pre-approval policies and procedures, available on the Primus Internet site, www.primus.com/company/corporategovernance/.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

1.	Report of KPMG LLP dated February 10 2004, except as to Notes 10 and 16, which are as of March 18, 2004. (See Page F-2 hereof).

2.	Consolidated Balance Sheets as of December 31, 2003 and 2002. (See Page F-3 hereof).

3.	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001. (See Page F-4 hereof).

4.	Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001. (See Page F-5 hereof).

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001. (See Page F-6 hereof).

6.	Notes to Consolidated Financial Statements. (See pages F-7 through F-30 hereof).

(a)(2)  Financial Statement Schedules

Schedule No.	Description
Schedule II	Valuation and Qualifying Accounts

Other schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3)  Exhibits

(a)    Exhibits.  The following is a complete list of Exhibits filed as part of this Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated December 12, 1999, among the registrant, San Antonio Acquisition, Inc. and Imparto Software Corporation.(3)

2.2	Agreement and Plan of Merger, dated as of January 8, 2000, by and among the registrant, Austin Acquisition, Inc. and 2order.com, Inc.(4)

2.3	Agreement and Plan of Reorganization, dated May 21, 2001, by and among the registrant, AL Acquisition, Inc. and AnswerLogic, Inc.(6)

2.4	Agreement and Plan of Reorganization, dated September 3, 2003, by and among the registrant, Broad Daylight, Inc. and Q Merger Corp.(9)

2.5	Share Purchase Agreement, dated December 22, 2003, by and among the registrant, Amacis Group Limited and each shareholder of Amacis Group Limited.(10)

3.1	Fourth Amended and Restated Articles of Incorporation of the registrant.(1)

3.2	Second Amended and Restated Bylaws of the registrant.(1)

4.1	Registration Rights Agreement, dated July 22, 1998, as amended, by and among the registrant, Trans Cosmos, USA, Inc., Trans Cosmos, Inc., Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI Affiliates Fund, L.P., Norwest Equity Partners, V, Piper Jaffray, Inc., and Snowden L.P.(1)

4.2	Third Amendment to Registration Rights Agreement, dated December 12, 1999 by and among the registrant, Trans Cosmos USA Inc., Trans Cosmos, Inc., Encompass Group, Inc., Oak Investment Partners VI L.P., Oak VI Affiliates Fund, L.P. and Norwest Equity Partners, V.(2)

4.3	Registration Rights Agreement, dated January 21, 2000, by and among the registrant and the Investors listed on Schedule A thereto.(2)

Exhibit No.	Description

10.1	Joint Venture Agreement, dated November 16, 1995, by and between the registrant and Trans Cosmos, Inc.(1)

10.2	First Amendment to Joint Venture Agreement, dated September 26, 1997, by and among the registrant, Trans Cosmos, Inc., and Best Career Company.(1)

10.3	Exclusive Distribution License Agreement, dated September 26, 1997, by and between the registrant and Trans Cosmos, Inc.(1)

10.4	First Right of Refusal, dated September 26, 1997, by and between the registrant and Primus K.K.(1)

10.5	Software Marketing and Distribution Agreement, dated March 31, 1998, by and between the registrant and Primus Knowledge Solutions K.K.(1)

10.6	Amended and Restated Value Added Reseller License Agreement, dated December 31, 1997, by and between the registrant and Versant Object Technology Corporation.(1)

10.7	Form of Change of Control Agreement entered into by the registrant, Michael A. Brochu, Ronald Stevens, David Williamson, David Ridout, Leif Larsen and Tom Montgomery.(1)

10.8	Employee Stock Option and Restricted Stock Award Plan, as adopted by registrant’s board of directors on November 29, 1993.(1)

10.9	Non-Employee Director Stock Option Plan, as adopted by registrant’s board of directors on November 1, 1994.(1)

10.10	1995 Stock Incentive Compensation Plan, as amended and restated on March 12, 1996 and amended on February 10, 1998.(1)

10.11	1999 Stock Incentive Compensation Plan.(1)

10.12	1999 Employee Stock Purchase Plan.(1)

10.13	Office Lease Agreement, dated July 25, 1995, by and between the registrant and Westlake Center Associates Limited Partnership.(1)

10.14	Lease Amendment 1, dated February 1, 1999, by and between the registrant and Westlake Center Associates Limited Partnership.(1)

10.15	Services Agreement, dated February 13, 1998, by and between the registrant and Encompass Globalization, Inc.(1)

10.16	Amended and Restated Software Marketing and Distribution Agreement, dated March 31, 2000, by and between registrant and Primus Knowledge Solutions KK.(1)

10.17	Lease Amendment II, dated February 11, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.(3)

10.18	Lease Amendment III, dated May 31, 2000, by and between the registrant and Westlake Center Associates Limited Partnership.(4)

10.19	Second Amendment to Joint Venture Agreement, dated July 24, 2000, by and between the registrant and Trans Cosmos, Inc.(5)

10.20	Third Amendment to Joint Venture Agreement, dated August 9, 2001, by and between the registrant and Trans Cosmos, Inc.(7)

10.21	Fourth Amendment to Joint Venture Agreement, dated November 7, 2001, by and between the registrant and Trans Cosmos, Inc.(7)

10.22	Addendum One to Amended and Restated Distribution Agreement, dated November 7, 2001, by and between registrant and Primus Knowledge Solutions, KK.(7)

Exhibit No.	Description
10.23	Lease Amendment IV, dated December 13, 2001, by and between the registrant and Westlake Center Associates Limited Partnership.(7)

10.24	Addendum Two to Amended and Restated Distribution Agreement, dated July 10, 2002, by and between registrant and Primus Knowledge Solutions, KK.(8)

10.25	Lease Amendment V, dated November 26, 2002, by and between the registrant and Westlake Center Associates Limited Partnership.(9)

10.26	Addendum Three to Amended and Restated Distribution Agreement, dated January 1, 2003, by and between registrant and Primus Knowledge Solutions, KK.(9)

10.27	Addendum Four to Amended and Restated Distribution Agreement, dated March 31, 2003, by and between registrant and Primus Knowledge Solutions, KK.(12)

10.28	Addendum Five to Amended and Restated Distribution Agreement dated September 30, 2003, by and between registrant and Primus Knowledge Solutions, KK.(12)

10.29	Agreement by and between registrant and Michael A. Brochu, dated October 31, 2003.

10.30	Key Employee Non-Competition and Non-Solicitation Agreement, by and between registrant and Michael A. Brochu, dated November 13, 2003.

10.31	Amacis Group Limited 2003 Enterprise Management Incentive Scheme.(13)

21.1	Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Primus Knowledge Solutions, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Ronald M. Stevens, Chief Operating Officer, Chief Financial Officer and Treasurer of Primus Knowledge Solutions, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Michael A. Brochu, President and Chief Executive Officer of Primus Knowledge Solutions, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald M. Stevens, Chief Operating Officer, Chief Financial Officer and Treasurer of Primus Knowledge Solutions, Inc., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference herein to our Registration Statement on Form S-1 and all amendments thereto filed with the Securities and Exchange Commission on April 30, 1999 (Registration No. 333-77477).
(2)	Incorporated by reference herein to our Form 10-K filed with the Securities and Exchange Commission on March 23, 2000.
(3)	Incorporated by reference herein to our Form 10-Q filed with the Securities and Exchange Commission on May 11, 2000.
(4)	Incorporated by reference herein to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
(5)	Incorporated by reference herein to our Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(6)	Incorporated by reference herein to the Form 8-K filed with the Securities and Exchange Commission on June 15, 2001.
(7)	Incorporated by reference herein to our Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.
(8)	Incorporated by reference herein to our Form 10-Q filed with the Securities and Exchange Commission on November 7, 2002.
(9)	Incorporated by reference herein to our Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

(10)	Incorporated by reference herein to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.
(11)	Incorporated by reference herein to our Form 8-K filed with the Securities and Exchange Commission on December 24, 2003.
(12)	Incorporated by reference herein to our Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.
(13)	Incorporated by reference herein to our Form S-8 filed with the Securities and Exchange Commission on January 13, 2004.

(b)  Reports on Form 8-K for the Quarter ended December 31, 2003.

Form 8-K filed December 24, 2003 disclosing the Company’s acquisition of Amacis Group Limited.

Form 8-K/A filed November 17, 2003 amending the Company’s previous disclosure of its acquisition of Broad Daylight, Inc.

Form 8-K filed November 4, 2003 disclosing the purchase by the Company of certain of the CEO’s stock options.

Form 8-K furnished on October 28, 2003 disclosing the Company’s financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

March 26, 2004	By:	/s/ MICHAEL A. BROCHU
Date		Michael A. Brochu
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. BROCHU Michael A. Brochu	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 26, 2004 Date

/s/ RONALD M. STEVENS Ronald M. Stevens	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2004 Date

/s/ JOHN MOGA John Moga	Director	March 26, 2004 Date

/s/ ANTONIO M. AUDINO Antonio M. Audino	Director	March 26, 2004 Date

/s/ PROMOD HAQUE Promod Haque	Director	March 26, 2004 Date

/s/ YASUKI MATSUMOTO Yasuki Matsumoto	Director	March 26, 2004 Date

/s/ DANIEL REGIS Daniel Regis	Director	March 26, 2004 Date

PRIMUS KNOWLEDGE SOLUTIONS, INC.

INDEPENDENT AUDITORS’ REPORT

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primus Knowledge Solutions, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

KPMG LLP

Seattle, Washington

February 10, 2004, except as to Notes 10 and 16, which are as of March 18, 2004

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands, except share and per share amounts)
A S S E T S
Current assets:
Cash, cash equivalents and short-term investments	$12,154	$12,958
Accounts receivable, net of allowance for doubtful accounts of $174 and $412 at December 31, 2003 and 2002, respectively	5,475	4,201
Prepaid expenses and other current assets	1,001	847

Total current assets	18,630	18,006

Property and equipment, net	1,415	2,268
Goodwill	11,785	—
Other intangible assets, net of accumulated amortization of $68	3,608	—
Note receivable from related party	—	750
Other assets	225	236

Total assets	$35,663	$21,260

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$2,555	$953
Accrued and other liabilities	2,170	2,295
Compensation-related accruals	1,733	926
Obligations due under credit facility	395	—
Deferred revenue, including related-party amounts of $94 and $248 at December 31, 2003 and 2002, respectively	8,797	6,228

Total current liabilities	15,650	10,402

Commitments and contingencies
Shareholders’ equity:
Common stock, $.025 par value; authorized 50,000,000 shares; issued and outstanding 23,257,082 and 19,053,821 shares at December 31, 2003 and 2002, respectively	581	476
Additional paid-in capital	122,051	110,187
Accumulated other comprehensive income	188	75
Accumulated deficit	(102,807)	(99,880)

Total shareholders’ equity	20,013	10,858

Total liabilities and shareholders’ equity	$35,663	$21,260

See accompanying notes to consolidated financial statements

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except share and per share amounts)
Revenue:
License:
Third party	$10,152	$7,371	$10,417
Related party—Primus KK	578	721	2,152

	10,730	8,092	12,569
Service:
Third party	13,943	12,177	13,999
Related party—Primus KK	378	673	982

	14,321	12,850	14,981

Total revenue	25,051	20,942	27,550

Cost of revenue:
License	461	328	373
Service	4,875	4,697	7,734
Amortization of purchased intangibles	68	—	—

Total cost of revenue	5,404	5,025	8,107

Gross profit	19,647	15,917	19,443

Operating expenses:
Sales and marketing	10,434	11,519	19,812
Research and development	7,788	7,856	12,636
General and administrative	4,452	4,367	6,551
Amortization of goodwill	—	—	550
Restructuring charges	—	1,227	2,530

Total operating expenses	22,674	24,969	42,079

Loss from operations	(3,027)	(9,052)	(22,636)
Interest income	146	234	1,389
Other income (expense), net	24	(32)	(157)

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(2,857)	(8,850)	(21,404)
Income tax expense	(70)	(111)	(417)

Loss before extraordinary item and cumulative effect of change in accounting principle	(2,927)	(8,961)	(21,821)
Extraordinary gain on disposal of assets	—	—	566

Loss before cumulative effect of change in accounting principle	(2,927)	(8,961)	(21,255)
Cumulative effect of change in accounting principle	—	(2,281)	—

Net loss	$(2,927)	$(11,242)	$(21,255)

Basic and diluted per share amounts:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.15)	$(0.47)	$(1.18)
Extraordinary gain on disposal of assets	—	—	.03
Cumulative effect of change in accounting principle	—	(0.12)	—

Net loss	$(0.15)	$(0.59)	$(1.15)

Weighted average shares used in:
Computing basic and diluted per share amounts	19,379,326	18,982,841	18,551,628

See accompanying notes to consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common stock		Additional paid-in Capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
	(In thousands, except share amounts)
Balance at December 31, 2000	18,045,376	$452	$106,876	$(54)	$(44)	$(67,383)	$39,847
Stock issued in acquisition of AnswerLogic	750,000	19	2,936	—	—	—	2,955
Exercise of stock options	56,960	1	163	—	—	—	164
Stock issued for employee stock purchase plan	93,177	2	236	—	—	—	238
Deferred stock-based compensation	—	—	—	21	—	—	21
Forfeiture of non-vested deferred stock based compensation	—	—	(33)	33	—	—	—
Comprehensive loss:
Foreign currency translation loss	—	—	—	—	(14)	—	—
Unrealized gain on securities available for sale	—	—	—	—	75	—	—
Net loss	—	—	—	—	—	(21,255)	—

Total comprehensive loss	—	—	—	—	61	(21,255)	(21,194)

Balance at December 31, 2001	18,945,513	474	110,178	—	17	(88,638)	22,031
Exercise of stock options	3,571	—	3	—	—	—	3
Stock issued for employee stock purchase plan	142,237	3	80	—	—	—	83
Cancellation of escrowed AnswerLogic shares	(37,500)	(1)	(74)	—	—	—	(75)
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	112	—	—
Unrealized loss on securities available for sale	—	—	—	—	(54)	—	—
Net loss	—	—	—	—	—	(11,242)

Total comprehensive loss					58	(11,242)	(11,184)

Balance at December 31, 2002	19,053,821	476	110,187	—	75	(99,880)	10,858
Exercise of stock options	728,921	18	848	—	—	—	866
Stock issued for employee stock purchase plan	108,639	3	42	—	—	—	45
Stock issued in acquisition of Broad Daylight	2,131,009	53	2,483	—	—	—	2,536
Stock issued in acquisition of Amacis	1,234,692	31	7,377	—	—	—	7,408
Assumption of Amacis stock option plan	—	—	1,114	—	—	—	1,114
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	117	—	—
Unrealized loss on securities available for sale	—	—	—	—	(4)	—	—
Net loss	—	—	—	—	—	(2,927)	—

Total comprehensive loss					113	(2,927)	(2,814)

Balance at December 31, 2003	23,257,082	$581	$122,051	$—	$188	$(102,807)	$20,013

See accompanying notes to consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,927)	$(11,242)	$(21,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense related to note repayment in conjunction with option purchase and non-compete agreement	849	—	—
Extraordinary gain on disposal of assets	—	—	(566)
Loss on disposal of assets	—	313	790
Cumulative effect of change in accounting principle	—	2,281	—
Option and warrant expense	—	—	21
Depreciation and amortization	1,716	2,196	3,039
Changes in assets and liabilities, net of effects from purchase of businesses:
Accounts receivable	(712)	1,709	4,903
Prepaid expenses and other current assets	74	448	(229)
Other assets	33	11	76
Accounts payable and accrued liabilities	(549)	(321)	(3,887)
Compensation-related accruals	120	(497)	(2,079)
Deferred revenue	116	(204)	(1,119)

Net cash used in operating activities	(1,280)	(5,306)	(20,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(394)	—	(11,260)
Proceeds from maturities of short-term investments	1,395	4,000	35,641
Proceeds from sale of assets	—	—	695
Purchases of property and equipment	(586)	(299)	(1,495)
Issuance of note receivable from related party	—	—	(750)
Cash acquired in business acquisitions, net of cash paid	117	—	237

Net cash provided by investing activities	532	3,701	23,068

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and obligations under credit facility	—	—	(781)
Proceeds from exercise of stock options and warrants and purchases of common stock under the employee stock purchase plan	911	86	402

Net cash provided by (used in) financing activities	911	86	(379)

Effect of exchange rate changes on cash	43	97	485

Net increase (decrease) in cash and cash equivalents	206	(1,422)	2,868
Cash and cash equivalents at beginning of year	11,948	13,370	10,502

Cash and cash equivalents at end of year	$12,154	$11,948	$13,370

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$10	$12	$55
Cash paid during the year for income taxes	201	265	380
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for the acquisition of Amacis Group Limited	8,522
Assets and liabilities assumed in acquisition:
Current assets	574
Property and equipment	93
Goodwill	8,439
Other intangible assets	3,100
Accounts payable, accrued liabilities and deferred revenue	3,229
Compensation-related accruals	236
Note payable to bank	390
Shares issued for the acquisition of Broad Daylight, Inc.	2,536
Assets and liabilities assumed in acquisition:
Current assets	314
Property and equipment	113
Goodwill	3,346
Other intangible assets	576
Other assets	14
Accounts payable, accrued liabilities and deferred revenue	1,380
Compensation-related accruals	393
Cancellation of escrowed shares issued for acquisition of AnswerLogic Inc.		75
Accretion on redeemable convertible preferred stock
Shares issued for acquisition of AnswerLogic, Inc.			2,955
Assets and liabilities assumed in acquisition:
Current assets			144
Property and equipment			1,300
Goodwill			2,831
Accounts payable and accrued liabilities			490
Compensation-related accruals			287
Obligations under credit facility			781

See accompanying notes to consolidated financial statements.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Primus Knowledge Solutions, Inc. and subsidiaries (the Company or Primus) provide software solutions that enable companies to deliver a superior customer experience via contact centers, information technology (IT) help desks, Web (Intranet and Internet) self-service and electronic communication channels. Our technology powers every interaction with knowledge to increase customer satisfaction and reduce operational costs. We provide application software that enables companies to find, capture and communicate enterprise knowledge to deliver answers to questions and solutions to problems. We also offer electronic communication solutions, such as web self-service, email management, chat, and wireless communications. Our software products can be implemented as a suite or as individual modules as part of a comprehensive eService solution, customer service delivered through web based applications. Our solutions can be used in combination with leading CRM (Customer Relationship Management) and IT helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle CRM, PeopleSoft, Remedy, Siebel, SAP, and others. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

License fees for the Company’s software vary with each application, but the Company’s products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. The Company’s typical license agreement provides the licensee a perpetual, nontransferable license to use its software.

Product license revenue and related services from the Company’s Primus eServer and Primus eSupport related products accounted for approximately 86% of total revenue for the year ended December 31, 2003, and 90% or more of total revenue for each of the years ended December 31, 2002 and 2001. Although the Company expects the percentage of total revenue derived from these products to continue to decline in 2004 due to the Company recent acquisitions, the Company still expects these products to continue to account for a substantial portion or the Company’s revenue for 2004.

The Company is subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, changing computing environments, rapid technological change, development of new products, limited protection of proprietary technology, claims of intellectual property infringement and competitive products and pricing.

The consolidated financial statements include the accounts of Primus and its wholly owned subsidiaries, including its foreign subsidiaries, Primus Knowledge Solutions (UK) Limited, Amacis Group Limited, a UK company, and Primus Knowledge Solutions France. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Short-term Investments

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturity at purchase of three months or less to be cash equivalents. At December 31, 2003 and 2002, the Company’s cash equivalents consisted primarily of money market funds.

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

Cash, cash equivalents and short-term investments consist of the following:

	December 31,
	2003	2002
	(In 000’s)
Cash and cash equivalents	$12,154	$11,948
Short-term investments	—	1,010

Total cash, cash equivalents and short-term investments	$12,154	$12,958

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs a periodic analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, individual review of past due balances over 90 days and greater than a specified amount, the Company’s history of collections, as well as the overall economic environment. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customers.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets (two to seven years) or over the lease term, if shorter for leasehold improvements.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (in 000’s):

Balance as of January 1, 2002	$2,281
Impairment loss	(2,281)

Balance as of December 31, 2002	—
Acquisition of Broad Daylight	3,346
Acquisition of Amacis	8,439

Balance as of December 31, 2003	$11,785

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Primus adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The amortization of goodwill ceased upon the required adoption date of the Statement, which for us was January 1, 2002. At the date of adoption, the Company had unamortized goodwill of approximately $2.3 million, and the implied fair value of the goodwill as of the date of adoption was zero. The implied fair value of goodwill was calculated based upon a comparison of the book value of the Company to its fair value. Fair value was determined based upon the market capitalization of the Company as of January 1, 2002. Accordingly, the Company recognized a $2.3 million transitional impairment loss as the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors the Company considers important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results

•	significant negative industry, economic or company specific trends

•	changes in the manner of its use of the assets or the plans for its business

•	loss of key personnel

If the Company were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, the Company would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, the Company would record an impairment charge for the difference.

In the fourth quarter of 2003, the Company performed an analysis as described above, in connection with its annual impairment test required under SFAS No. 142. The Company’s 2003 annual impairment analysis did not require the Company to recognize an impairment loss.

In 2001, prior to the adoption of SFAS No. 142, goodwill, which was related to the May 2001 acquisition of AnswerLogic, Inc., was amortized on a straight line basis over its estimated economic life of three years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

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

Investment in Primus Knowledge Solutions, K.K.

In December 1995, Primus invested $50,000 for a 50% interest in Primus Knowledge Solutions, KK (Primus KK), a Japanese distributor, with Trans Cosmos, Inc., a Japanese company (TCI), a significant shareholder of the Company. Primus accounted for its investment using the equity method and wrote down its investment to zero in March 1997 as a result of recognizing the Company’s portion of the investee’s losses to date. In September 1997, Primus and TCI renegotiated their agreement, reducing Primus’ ownership to 14.3%. In August 2000, the arrangement was further amended and the Company’s ownership percentage in Primus KK was increased to 19.6%. Primus KK is accounted for using the cost method, as management believes it does not have significant influence over the operations of Primus KK, has not guaranteed any of its obligations and does not have any commitment or intent to provide any funding. The carrying value of the Company’s investment in Primus KK is zero at December 31, 2003 and 2002.

Fair Value of Financial Instruments

At December 31, 2003 and 2002, the recorded amounts of cash and cash equivalents, short-term investments, accounts receivable and payable, prepaid expenses and other current assets, note receivable from related party, notes payable to bank, accrued and other liabilities and compensation-related accruals reflected in the financial statements approximate fair value based on their liquidity or their short-term nature. The fair value of the Company’s investment in Primus KK is not readily determinable.

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

Revenue Recognition

The Company recognizes revenue in accordance with accounting standards established for software companies. These include Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” and Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which was issued in December 2003 and supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” Revenue is recognized when persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable and there is vendor–specific objective evidence (VSOE) to allocate the total fee to the elements of the arrangement.

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

From time to time the Company enters into distribution agreements with resellers that typically provide for sublicense fees based on a percentage of list prices. The Company’s distribution agreement with Primus KK, a related party, provided for sublicense fees based on a percentage of net fees collected by Primus KK from its customers, subject to certain guaranteed minimum royalty payments. Sublicense fees are recognized upon delivery of software to Primus KK if pervasive evidence of an arrangement between the distributor and their

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

customer exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists for the undelivered elements. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. The Company’s agreements with its customers and resellers, including Primus KK, do not contain product return rights.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expenses and was approximately $170,000, $287,000 and $670,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

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

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company’s customer base is dispersed across different geographic areas throughout North America, Europe, and Japan and consists of companies in a variety of industries. During 2003, revenue from enterprise sales to two customers represented approximately 29% of total revenue. No single customer accounted for 10% or more of total revenue in 2002 or 2001. At December 31, 2003, accounts receivable included amounts due from Primus KK of approximately $6,000 and amounts due from another customer of approximately $1.4 million, or approximately 25% of gross accounts receivable. At December 31,

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

2002, no single customer accounted for 10% or more of accounts receivable. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks.

A note receivable from a related party in the amount of $750,000 existed at December 31, 2002 and was repaid during 2003 (see Note 5 “Note Receivable from Related Party”).

The Company is also subject to risks related to its significant balances of cash and cash equivalents. The Company’s portfolio, however, is diversified and consists primarily of highly rated money market funds and short-term investment-grade securities.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency in the country in which the subsidiaries are located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the year. The net gain or loss resulting from translation is shown as foreign currency translation adjustment within accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations. There were no significant foreign currency transaction gains or losses in 2003, 2002 or 2001.

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS Statement No. 123,” established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 as amended. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net loss, as reported	$2,927	$11,242	$21,255
Deduct stock-based employee compensation expense included in reported net loss	—	—	(21)
Add total stock-based employee compensation expense determined under fair value-based method for all awards	9,768	13,753	20,861

Pro forma net loss	$12,695	$24,995	$42,095
Basic and diluted net loss per share:
As reported	$0.15	$0.59	$1.15
SFAS No. 123 pro forma	$0.66	$1.32	$2.27

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. As the Company had a net loss applicable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities for the years ended December 31, 2003, 2002 and 2001 included options and warrants to purchase approximately 5,775,000, 6,937,000, and 5,103,000 common shares, respectively.

Other Comprehensive Loss

Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains (losses) from securities available-for-sale and is presented in the accompanying statements of shareholders’ equity and comprehensive loss.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include, but may not be limited to, the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, prepaid expenses and other current assets and deferred income tax assets; and assets and obligations related to employee benefits.. Actual results could differ from those estimates.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Standards

In December 2003, SFAS Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46R) was issued. This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces SFAS Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities (VIEs) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Description of Business and Summary of Significant Accounting Policies (Continued)

at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interest and has not yet completed this analysis. At this time, the adoption of FIN 46R is not expected to have a material effect on the Company’s financial statements.

Note 2.    Acquisitions, Other Intangible Assets and Goodwill

Acquisition of Broad Daylight, Inc.

On August 12, 2003, the Company signed a definitive merger agreement and announced its intent to acquire 100% of the voting interest in Broad Daylight, Inc. (“Broad Daylight”) an e-service software developer specializing in solutions for customer and employee self-service. The merger of Broad Daylight with a subsidiary of Primus closed on September 3, 2003. Under the terms of the agreement, the Company purchased all of the outstanding shares of Broad Daylight for 2,131,009 shares of Primus common stock valued at approximately $2.5 million, plus cash of approximately $140,000 and direct acquisition costs of approximately $198,000. The fair value of the common stock issued for the acquisition was $1.19 per share, based on the average market price for a period before and after August 12, 2003. The results of Broad Daylight’s operations are included in the Company’s consolidated financial statements since the closing date of the acquisition, September 3, 2003.

The purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $3.3 million has been recorded as goodwill, which is not deductible for tax purposes.

A summary of the components of the estimated purchase price for the acquisition is as follows (in thousands, except per share data):

Primus common shares issued	2,131
Per common share value	$1.19

$2,536
Plus:
Cash	140
Estimated acquisition costs	198

Total	$2,874

The following represents the allocation of the purchase price to the assets and liabilities of Broad Daylight and may not be indicative of the final allocation of purchase price consideration. The excess of the purchase price over the fair value of net identifiable assets acquired is reflected as goodwill (in thousands):

Current assets	$400
Furniture and equipment	113
Other assets	14
Goodwill	3,346
Other acquired intangible assets:
Acquired technology	450
Customer relationships	70
Tradenames	56
Liabilities	(1,575)

Total	$2,874

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Acquisitions, Other Intangible Assets and Goodwill (Continued)

Acquired technology has a weighted average estimated useful life of five years, customer relationships have a weighted average estimated useful life of 30 months and tradenames have a weighted average estimated useful life of sixteen months.

Acquisition of Amacis Group Limited

On December 22, 2003, the Company signed a share purchase agreement to acquire 100% of the voting interest in Amacis Group Limited (“Amacis”), a United Kingdom company. The acquisition of Amacis’s shares closed on December 22, 2003. Under the terms of the agreement, the Company purchased all of the outstanding shares of Amacis for 1,234,692 shares of Primus common stock valued at approximately $7.4 million, and assumed all employee stock options outstanding under an existing Amacis stock option plan (100% vested), valued at approximately $1.1 million and incurred direct acquisition costs of approximately $364,000. The fair value of the common stock issued by Primus upon the acquisition was $6.00 per share, based on the average market price for a period before and after December 22, 2003. The results of Amacis’s operations are included in the Company’s consolidated financial statements since the closing date of the acquisition, December 22, 2003.

The purchase price of approximately $8.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8.4 million has been recorded as goodwill, which is not deductible for tax purposes.

A summary of the components of the estimated purchase price for the acquisition is as follows (in thousands, except per share data):

Primus common shares issued	1,235
Per common share value	$6.00

	$7,408
Plus:
Stock options assumed	1,114	(1)
Estimated acquisition costs	364

Total	$8,886

(1)	Stock options assumed were valued using the Black Scholes Valuation Model.

The following represents the allocation of the purchase price to the assets and liabilities of Amacis and may not be indicative of the final allocation of purchase price consideration. The excess of the purchase price over the fair value of net identifiable assets acquired is reflected as goodwill (in thousands):

Current assets	$745
Furniture and equipment	93
Goodwill	8,439
Other acquired intangible assets:
Acquired technology	2,800
PCS contracts	240
Hosting contract	60
Liabilities	(3,491	)(2)

Total	$8,886

(2)	Amacis’s liabilities were adjusted to reflect the fair value of facility lease obligations and deferred revenue obligations.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Acquisitions, Other Intangible Assets and Goodwill (Continued)

Acquired technology has a weighted average estimated useful life of seven years, post contract support (PCS) contracts have a weighted average estimated useful life of approximately 57 months and hosting contracts have a weighted average estimated useful life of four months.

The following pro forma financial information presents the results of operations of Primus, Broad Daylight and Amacis as if the acquisitions had occurred on January 1, 2003 and 2002 after giving effect to certain adjustments, primarily amortization of identifiable intangibles. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future.

The pro forma financial information is as follows (in thousands, except per share data):

	Year ended December 31,
	2003	2002
Total revenues	$27,624	$27,737
Loss before cumulative effect of change in accounting principle	$(10,231)	$(22,311)
Net loss	$(10,231)	$(24,592)
Basic and diluted pro forma loss per share:
Loss before cumulative effect of change in accounting principle	$(0.45)	$(1.00)
Net loss	$(0.45)	$(1.10)
Weighted average shares outstanding	22,624	22,349

Other Intangible Assets

Other intangible assets acquired in the Broad Daylight and Amacis acquisitions consist of the following (in thousands):

December 31, 2003
Acquired technology	$3,250
Maintenance contracts	240
Customer relationships	70
Hosting contracts	60
Trade names	56

Other intangible assets	$3,676

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Acquisitions, Other Intangible Assets and Goodwill (Continued)

Other intangible assets related to the Amacis acquisition totaled $3.1 million and are amortized over their estimated useful life ranging from four to 60 months for certain maintenance and hosting contracts and seven years for acquired technology. Intangible assets recorded in connection with the acquisition of Broad Daylight totaled $576,000 and are amortized over their estimated useful lives ranging from 16 months to three years. Amortization expense for the year ended December 31, 2003 was approximately $68,000. Based on identified intangible assets recorded as of December 31, 2003, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be as follows (in thousands):

2004	$664
2005	566
2006	543
2007	538
2008	507
2009	400
2010	390

Total	$3,608

Note 3.    Restructuring Charges

Restructuring charges for the year ended December 31, 2003 were $0. During 2002 and 2001, the Company executed restructuring plans to reduce headcount and infrastructure, and to eliminate excess leased facilities, and recorded $1,227,000 and $2,530,000, respectively, in restructuring and other related charges.

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

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Restructuring Charges (Continued)

The rollforward of the 2003 restructuring liability included within accrued and other liabilities follows (in 000’s):

	Balance at December 31, 2002	Net Cash Payments & Impairments	Balance at December 31, 2003
Excess facilities and asset impairments	$526	$(499)	$27

The excess facilities and asset impairment charges recorded in 2001 and 2002 were the result of the Company’s decision to exit certain domestic and international facilities and were estimated based on its evaluation of then current market conditions relative to its existing excess facilities accrual. The estimated facilities costs are based on current comparable rates for leases and subleases of a comparable term or termination fees. The asset impairment charges were primarily for leasehold improvements, computer equipment and related software, office equipment and furniture and fixtures disposed of or removed from operations as a direct result of the restructuring plans. If estimates and/or assumptions change, the actual loss may differ from this estimate. Future cash outlays are anticipated through June 2004, unless we are able to negotiate to exit the lease at an earlier date.

Note 4.    Property and Equipment

Property and equipment, net consists of the following:

	December 31,
	2003	2002
	(In thousands)
Computer equipment	$4,948	$4,268
Furniture, fixtures, and equipment	1,452	1,406
Software	2,457	2,420
Leasehold improvements	301	301

	9,158	8,395
Less accumulated depreciation and amortization	(7,743)	(6,127)

	$1,415	$2,268

Depreciation and amortization expense was approximately $1,648,000, $2,196,000 and $2,489,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 5.    Note Receivable from Related Party

In April 2001, the Company’s Board of Directors approved an unsecured loan to Michael A. Brochu, the Company’s President and Chief Executive Officer, for $750,000 bearing interest at 4.9%. The maturity date of the loan was April 16, 2007 with principal and accrued interest payments due annually starting on April 16, 2005. This note was subject to full forgiveness in the event of Mr. Brochu’s termination of employment without cause or for good reason following a change of control.

On October 31, 2003, the Company entered into an agreement with Michael Brochu, President and Chief Executive Officer, to purchase all of his outstanding stock options with an exercise price above $0.86, or 1,239,165 stock options, which reduces the net dilution from stock options to the Company’s shareholders. Mr.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Note Receivable from Related Party (Continued)

Brochu elected to apply the proceeds, after required tax withholdings of approximately $264,000, from this option disposition to his outstanding $750,000 loan from the Company. As a result of this transaction, the outstanding principal balance on the loan was reduced to approximately $114,000. Mr. Brochu did not retain any net proceeds from the transaction.

The Company’s Board of Directors, with Mr. Brochu abstaining from discussions and voting, approved of the above described transaction and, using the Black-Scholes option pricing model, established the total purchase price of $997,968. The Company purchased from Mr. Brochu 547,999 stock options (granted on November 4, 1997) with an exercise price of $3.00, 78,666 stock options (granted on February 4, 1999) with an exercise price of $8.25, 150,000 stock options (granted on August 13, 1999) with an exercise price of approximately $20.41, 150,000 stock options (granted on February 2, 2000) with an exercise price of approximately $74.03, 37,500 stock options (granted on May 17, 2000) with an exercise price of approximately $38.66, 75,000 stock options (granted on October 12, 2000) with an exercise price of approximately $5.31, and 200,000 stock options (granted on May 16, 2001) with an exercise price of approximately $3.49.

The total purchase price of $997,968 under the above described transaction are reflected as compensation expense and included in general and administrative expenses in our consolidated financial statements for the period ending December 31, 2003. The net proceeds were first applied against accrued interest due the Company of approximately $98,000 and the remainder reduced Mr. Brochu’s outstanding loan principal balance by approximately $636,000.

On November 13, 2003, the Company entered into a noncompetition and nonsolicitation agreement with Michael Brochu. The Company’s Board of Directors, consistent with their desire to ensure that Mr. Brochu’s incentives support the long term growth of the Company in the best interests of all shareholders and with Mr. Brochu abstaining from discussions and voting, approved of the transaction and established consideration to Mr. Brochu in exchange for this agreement of one times his annual base salary, or $310,000. The noncompetition and nonsolicitation agreement is effective from November 13, 2003 through three years from the end date of Mr. Brochu’s employment for any reason. Mr. Brochu elected to apply approximately $114,000 of the proceeds, after required tax withholdings of approximately $82,000, to his outstanding loan from the Company. As a result of this prepayment, the not receivable from Mr. Brochu was fully paid by December 31, 2003. The payment of $310,000 under this agreement is reflected as compensation expense and included in general and administrative expense in our consolidated financial statements for the period ended December 31, 2003.

Note 6.    Financing Arrangements

As of December 31, 2003, the Company had a $3 million line of credit available, which matures in March 2005 and bears interest at a rate of prime plus 1.0% (5.00% at December 31, 2003). The Company had no borrowings outstanding under the line of credit or outstanding letters of credit at December 31, 2003. All assets of the Company secure the arrangement. The agreement includes certain financial covenants including those requiring the Company to maintain minimum levels of working capital and tangible net worth, which the Company was in compliance with at December 31, 2003. The Company had no long-term debt at December 31, 2003 or 2002.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Financing Arrangements (Continued)

In connection with the December 2003 acquisition of Amacis, Primus assumed Amacis’s outstanding obligation of approximately $395,000 under a credit facility with a bank. The facility is payable in month installments of approximately $9,000, including interest at a rate of the bank’s rate plus 2% (5.75% at December 31, 2003), due June 2008. Due to the purchase of all of Amacis’s common shares by Primus, the facility is payable upon demand and the Company expects the obligation to be repaid in full during 2004. The loan is denominated in British pounds.

Note 7.    Income Taxes

The components of loss before income taxes, extraordinary item and cumulative effect of change in accounting principle are as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
U.S. operations	$(3,643)	$(8,956)	$(21,896)
International operations	785	106	492

	$(2,857)	$(8,850)	$(21,404)

The components of income tax expense are as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current:
Federal	$—	$—	$—
Foreign taxes	70	111	417

Income tax expense	$70	$111	$417

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to loss before income taxes, extraordinary item and cumulative effect of change in accounting principle as a result of the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Income tax benefit at U.S. statutory rate of 35%	$(1,000)	$(3,098)	$(7,491)
Non-deductible expenses, including merger related costs	37	27	288
U.S. tax on unremitted foreign earnings	399	—	—
Change in valuation allowance	704	3,450	8,050
Research and development credit	(98)	(310)	(583)
Foreign taxes	28	42	153

Income tax expense	$70	$111	$417

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$57,369	$47,259
Foreign net operating loss carryforwards	3,118	—
Research and development tax credits	3,444	2,778
Deferred revenue	2,355	1,987
Accrued expenses not currently deductible	924	798
Other	873	873

Total deferred tax assets	68,083	53,695
Valuation allowance	(66,951)	(53,695)

Net deferred tax assets	$1,132	$—

Deferred tax liabilities:
Intangible assets	202	—
Foreign intangible assets	930	—

Total deferred tax liabilities	1,132	—

Due to the Company’s history of net operating losses, the Company has established a valuation allowance equal to its deferred tax assets. The valuation allowance increased approximately $13.3 million, $8.9 million and $10.6 million during 2003, 2002 and 2001, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2003, the Company has US and foreign net operating loss carryforwards of approximately $163.9 and $10.4 million respectively. The Company also has research and development tax credit carryforwards of $3.4 million. Under the provisions of Section 382 of the Internal Revenue Code, the Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company may have experienced such ownership changes as a result of the various stock offerings, and the utilization of the carryforwards could be limited such that a portion of the net operating losses may never be utilizable. The US net operating loss carryforwards increased during 2003 by $25.8 million due to the acquisition of Broad Daylight. However, these losses will be subject to limitation under the provisions of Section 382 discussed above. The foreign net operating loss carryforwards increased by $11.2 million due to the acquisition of Amacis. Approximately $43.0 of the net operating loss carryforwards at December 31, 2003 result from deductions associated with the exercise of non-qualified employee stock options, the realization of which would result in a credit to shareholders’ equity.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of the Company’s foreign subsidiaries. These earnings of approximately $2.0 million, which are expected to be reinvested, could become subject to additional tax if they were to be remitted as dividends, loaned to the Company, or if the Company should sell its stock in these subsidiaries.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Shareholders’ Equity

Common Stock

In May 2001, in connection with the acquisition of AnswerLogic, 750,000 shares of Primus common stock were issued in exchange for all of the outstanding equity securities and certain outstanding convertible subordinated promissory notes of AnswerLogic.

In September 2003, in connection with the acquisition of Broad Daylight, 2,131,009 shares of Primus Common Stock, plus cash of approximately $140,000 were exchange for all of the outstanding equity securities of Broad Daylight.

In December of 2003, in connection with the acquisition of Amacis, 1,234,692 shares of Primus Common Stock were issued in exchange for all of the outstanding equity securities of Amacis.

Stock Options

The Company’s fixed stock option plans include the Employee Stock Option and Restricted Stock Award Plan, the Nonemployee Director Stock Option Plan, the 1995 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan (1999 SIC Plan), and the 1999 Nonofficer Employee Stock Compensation Plan (1999 NESC Plan). The use of the 1995 Stock Incentive Compensation Plan for grants of new awards terminated in 1999. In connection with the mergers with Imparto in December 1999, 2order in January 2000 and Amacis in December 2003, the Company assumed outstanding options to purchase common stock originally issued under Imparto’s, 2order’s and Amacis’s stock option plans (Acquired Options). All of the Acquired Options have been adjusted to give effect to the conversion under the terms of the Agreement and Plan of Merger with Imparto, the Agreement and Plan of Merger with 2order and the Share Purchase Agreement with Amacis. No additional options will be granted under the Imparto, 2order or Amacis stock option plans. The Company’s stock option plans, as well as the assumed stock option plans, are hereby collectively referred to as the “Option Plans.” The Option Plans provide for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants. Other than the January 2, 2002 option grant, which options vest ratably over 36 months, options granted under the Option Plans typically vest over four years and remain exercisable for a period not to exceed ten years. Options assumed under the Amacis Plan were fully vested at the date of acquisition. The number of shares available for issuance under the terms of the 1999 SIC Plan automatically increase by 666,666 shares each January 1. There were no additional shares made available under the Option Plans during 2003. At December 31, 2003, there were 2,075,244 shares available for grant, consisting of 1,447,733 under the 1999 SIC Plan and 627,511 under the 1999 NESC Plan.

On October 31, 2003, the Company entered into an agreement with Michael Brochu, President and Chief Executive Officer, to purchase all of his outstanding stock options with an exercise price above $0.86, or 1,239,165 stock options. Mr. Brochu elected to apply the proceeds, after required tax withholdings of approximately $264,000, from this option disposition to his outstanding $750,000 loan from the Company (see Note 5,”Note Receivable From Related Party”). Mr. Brochu did not retain any net proceeds from the transaction.

The Company’s Board of Directors, with Mr. Brochu abstaining from discussions and voting, approved of the transaction and, using the Black-Scholes option pricing model, established the total purchase price of $997,968. The Company purchased from Mr. Brochu 547,999 stock options (granted on November 4, 1997) with an exercise price of $3.00, 78,666 stock options (granted on February 4, 1999) with an exercise price of $8.25, 150,000 stock options (granted on August 13, 1999) with an exercise price of approximately $20.41, 150,000 stock options (granted on February 2, 2000) with an exercise price of approximately $74.03, 37,500 stock options (granted on May 17, 2000) with an exercise price of approximately $38.66, 75,000 stock options (granted on October 12, 2000) with an exercise price of approximately $5.31, and 200,000 stock options (granted on May 16,

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Shareholders’ Equity (Continued)

2001) with an exercise price of approximately $3.49. The purchased options were subsequently cancelled by the Company and are no longer available for grant.

A summary of the Company’s stock option activity for the years ended December 31 follows:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Prices
Balance at December 31, 2000	1,527,144	5,042,188	23.67
Additional shares authorized	1,866,666	—	—
Options granted—price equal to market	(2,566,761)	2,566,761	3.75
Options forfeited	2,428,723	(2,461,316)	20.28
Options expired	(125,000)	—	—
Options exercised	—	(56,960)	2.89

Balance at December 31, 2001	3,130,772	5,090,673	15.49
Additional shares authorized	666,666	—	—
Options granted—price equal to market	(3,805,200)	3,805,200	0.91
Options forfeited	1,956,895	(1,966,735)	13.45
Options exercised	—	(3,571)	0.86

Balance at December 31, 2002	1,949,133	6,925,567	8.07
Additional shares authorized	666,666	—	—
Options granted—price equal to market	(1,351,000)	1,351,000	3.59
Options assumed	—	265,327	2.04
Options forfeited	810,445	(810,445)	25.68
Options purchased and cancelled	—	(1,239,165)	4.80
Options exercised	—	(728,921)	1.19

Balance at December 31, 2003	2,075,244	5,763,363	$5.84

Total exercisable options and their weighted average exercise price at December 31, 2003, 2002 and 2001 were 2,961,084, 3,239,870 and 2,052,905 shares and $8.50, $11.33 and $18.74, respectively. Additional information regarding options outstanding and options exercisable at December 31, 2003 for selected exercise price ranges follows:

		Outstanding		Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.44 – $ 0.83	120,859	9.05	$0.67	14,680	$0.50
0.86 – 0.86	2,135,567	8.00	0.86	1,157,971	0.86
0.91 – 1.87	679,274	9.52	1.34	53,429	1.82
1.92 – 3.10	732,177	6.86	2.66	580,757	2.57
3.34 – 5.32	669,211	7.28	4.04	445,716	4.11
5.50 – 6.22	253,974	6.72	5.12	202,010	5.82
6.25 – 6.47	616,600	9.89	6.46	12,832	6.25
7.03 – 109.47	502,842	6.37	27.53	441,228	28.72
119.75 – 131.63	52,859	6.19	129.81	52,461	129.89

$ 0.44 – $131.63	5,763,363	7.96	5.84	2,961,084	8.50

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Shareholders’ Equity (Continued)

Employee Stock Purchase Plan

In April 1999, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to an initial 600,000 shares of common stock, plus annual increases as defined by the plan document. The annual increase in authorized shares for the plan during 2003 was 200,000 shares. The Company issued 108,639, 142,237 and 93,177 shares for employee stock purchases in 2003, 2002 and 2001, respectively. The ESPP enables employees to purchase shares of the Company’s common stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in 24-month offering periods that include four consecutive six-month purchase periods. Eligible employees elect to have deducted from 1% to 10% of their base compensation up to $25,000 per year, and can purchase no more than 1,000 shares per purchase period. The amounts deducted can be used to purchase the Company’s common stock at the lesser of 85% of the fair value on the first day of the 24-month offering period or 85% of the fair value on last day of the purchase period (purchase date). At December 31, 2003, 917,386 shares remained available for purchase under the plan.

Warrants

A summary of the Company’s warrant activity for the years ended December 31 follows:

	Outstanding Warrants
	Number Of Shares	Weighted- Average Exercise Prices
Balance at December 31, 2001	11,921	12.88

Balance at December 31, 2002	11,921	12.88

Balance at December 31, 2003	11,921	12.88

All warrants were assumed in connection with the Imparto and 2order acquisitions in 1999 and 2000, respectively, and are exercisable as of December 31, 2003 and expire between 2006 to 2008.

Stock-Based Compensation

In 1999, the Company issued certain fixed options to employees under the Option Plans with an exercise price less than the fair value of the underlying common stock on the date of grant. The Company also issued certain options and warrants to purchase common stock to non-employees in connection with financing arrangements and consulting agreements in 1999 and prior years. The value of these awards was recognized as either compensation or interest expense over the underlying awards’ service periods. The Company did not recognize any compensation expense for stock based compensation awards in 2003 or 2002, and recognized approximately $21,000 in 2001 related to these options and warrants.

Pro forma information regarding net loss and net loss per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair market value method. The fair value of options and stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model. The fair value of options granted under the Option Plans was estimated using the following weighted-average assumptions: risk-free interest rates of .95%% to 3.25% in 2003, 2.53% to 3.03% in 2002, and 4.39% in 2001; expected option lives of three months to five years in 2003, four to

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Shareholders’ Equity (Continued)

five years in 2002 and five years in 2001; dividend yield rate of 0% in 2003, 2002 and 2001; and volatility of 104.6% in 2003, 119.83% in 2002 and 109.73% in 2001. The fair value of stock purchase rights under the ESPP was estimated using the following weighted-average assumptions:

	2003	2002	2001
Stock prices	$0.45	$0.44 – $0.68	$4.33 – $5.81
Exercise prices	$0.39	$0.37 – $0.57	$3.68 – $4.94
Risk free year interest rates	0.98% – 1.32%	1.27% – 2.99%	1.82% – 4.08%
Expected life	6 mo. – 2 yrs.	6 mo. – 2 yrs.	6 mo. – 2 yrs.
Dividend yield rate	0%	0%	0%
Expected volatility	114.8% – 129.5%	105.1% – 133.0%	107.6% – 169.1%

The weighted-average fair value of options granted during the year are as follows:

	Year Ended December 31,
	2003	2002	2001
Option plans	$2.74	$0.72	$3.07
ESPP	$0.30	$0.40	$4.03

Note 9.    Employee Benefit Plan

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

Note 10.    Commitments and Contingencies

The Company has entered into various agreements that allow for incorporation of licensed technology into its products. The Company incurs royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and is included in cost of revenue. These amounts totaled approximately, $200,000, $189,000 and $202,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

In January 2003, the Company engaged an offshore development team to accelerate its development efforts. The Company’s commitment under this agreement is to incur up to approximately $125,000 per month for development work through January 2005. During the year ended December 31, 2003, the Company incurred software development expenses of approximately $1,234,000 related to this agreement. The Company has no material long-term commitments or obligations other than those under these agreements.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Commitments and Contingencies (Continued)

The Company leases office space under operating leases with various expiration dates through 2006. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003 are as follows:

	Operating Leases	Other Contractual Obligations	Total
2004	$909	$1,500	$2,409
2005	804	125	929
2006	21	—	21

	$1,734	$1,625	$3,359

Rent expense was approximately $1,300,000 (net of sublease rental income of $55,000), $1,800,000 (net of sublease rental income of $356,000) and $2,800,000 (net of sublease rental income of $177,000) for 2003, 2002 and 2001, respectively.

Legal Proceedings

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. This is one of a number of actions coordinated for pretrial purposes. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company’s post-IPO stock price to be artificially inflated. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2003 the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. The Company has elected to participate in the settlement, which generally provides that the Company’s insurance carrier is responsible for any payments other than legal fees it incurred before June 2003. On March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers had agreed on the terms of the settlement. The court must still approve the settlement. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. While the Company can not predict with certainty the outcome of the litigation or whether the settlement will be approved, the Company does not expect any material adverse impact to its business from this matter.

In October 2003, the Company received notice that ServiceWare, Inc. had filed a complaint against Primus in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of the Company’s technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint was served on the Company on January 28, 2004. In February of 2004, the Company filed its answer,

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Commitments and Contingencies (Continued)

denying all substantive claims, raising multiple affirmative defenses (including that the patents are invalid and unenforceable, that Primus products don’t infringe the patents in any event and that these claims on 1998 patents are barred by equitable estoppel and latches) and including a number of counterclaims. The Company intends to vigorously defend against the allegations asserted in this complaint and the Company believes the plaintiff’s claims are without merit.

From time to time the Company is, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and/or be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position and results of operations.

As of December 31, 2003, no amounts have been accrued as a liability associated with the aforementioned legal proceedings as the incurrence of a liability is not considered probable.

Note 11.    Related Party Transactions

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of the Company, became a reseller of certain of the Company’s products and a provider of support services in Japan The distribution arrangement with Primus KK continues until terminated by mutual agreement or, if Primus KK has not completed the listing of its common stock on a recognized public stock exchange by December 31, 2004 or if certain performance goals are not met, its expiration on March 31, 2006. In July 2002, January 2003, May 2003 and again in September 2003, the Company amended the distribution agreement with Primus KK, and Primus KK has assumed a more significant role in product localization and support for the Japanese market. After the September 2003 amendment, the current royalty fee structure has guaranteed minimum payments from Primus KK of $125,000 per quarter through the first quarter of 2004 provided certain professional services milestones are met. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK could result in an adjustment to the sublicense fee due each quarter, but such payments do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. As a result of the changing and uncertain business climate and operating results for Primus KK, the Company expects to negotiate further amendments to its distribution agreement. The Company’s agreement with Primus KK does not contain product return rights. The Company recognized revenue from sublicense fees and guaranteed minimum payments of $956,000, $1,394,000 and $3,134,000 in 2003, 2002 and 2001, respectively, and revenue deferred at December 31, 2003 and 2002 was approximately $94,000 and $248,000, respectively, and accounts receivable at December 31, 2003 and 2002 were approximately $6,000 and $471,000.

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

Note 13.    Business Segment Information

The Company operates primarily in one business segment and is principally engaged in the design, development, marketing, sale and support of Primus® eServer, Primus® eSupport, Primus® Enterprise Search, Primus® iView, Primus® Quick Resolve, and Primus® Visibility software products. Substantially all revenue results from the licensing of the Company’s software products and related consulting, hosting and customer support (maintenance) services. The Company’s chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of the Company’s revenue is derived from customers in the United States of America. The Company’s international sales are principally in Europe and Japan. The following geographic information for revenue is presented for years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
United States	$17,270	$16,713	$21,151
Europe	6,825	2,835	3,265
Japan	956	1,394	3,134

Total revenue	$25,051	$20,942	$27,550

Note 14.    Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of Financial Accounting Standards Board Interpretations (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” except for standard indemnification, warranty and hosting uptime provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45. Indemnification, warranty and hosting uptime provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery or installation of its products. The Company has not incurred significant obligations under customer indemnification, warranty or hosting uptime provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Liquidity

The Company’s operations have historically been financed through issuances of common and preferred stock. For the year ended December 31, 2003, the Company incurred a net loss of approximately $2.9 million and used cash in operating activities of approximately $1.3 million. At December 31, 2003, the Company has working capital (current assets minus current liabilities, excluding deferred revenue) of approximately $11.8 million. Management of the Company believes it has sufficient resources to continue as a going concern through at least December 31, 2004. Management plans to fund the growth of the Company by generating sufficient revenue from customer contracts; if they are unable to do so, management would seek to further reduce operating costs in an attempt to provide positive cash flows from operations. There can be no assurance that the Company will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If the Company is not able to generate positive cash flows from operations, the Company will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by the Company or on favorable terms.

Note 16.    Subsequent Event

During March of 2004, the Company executed a further restructuring of their workforce to realize the efficiencies and synergies from our recent acquisitions and as a result will be recording restructuring charges of approximately $500,000 for severance and benefits and associated costs due to an approximate 10% reduction in our worldwide workforce. Additionally, the Company anticipates consolidating its Santa Clara operations into other existing locations and expects to record an excess facility and/or asset impairment charge in the first half of 2004.

SCHEDULE II

PRIMUS KNOWLEDGE SOLUTIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Allowance For Doubtful Accounts	Balance at Beginning of Year	Charged (Credited) to Expense	Write-offs	Balance at End of Year
	(In thousands)
Year ended December 31, 2003	412	(25)	(213)	174
Year ended December 31, 2002	1,524	(140)	(972)	412
Year ended December 31, 2001	950	852	(278)	1,524

S-1