Form 10-Q
period 2004-03-31
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2004-05-12
CIK 1067797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004	COMMISSION FILE NUMBER: 000-26273

PRIMUS KNOWLEDGE SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

WASHINGTON	91-1350484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 6, 2004 there were 23,771,438 shares of the Registrant’s Common Stock outstanding.

Primus Knowledge Solutions, Inc.

Form 10-Q

March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,819	$12,154
Accounts receivable, net of allowance for doubtful accounts of $174 at March 31, 2004 and December 31, 2003	4,044	5,475
Prepaid expenses and other current assets	911	1,001

Total current assets	16,774	18,630

Property and equipment, net of accumulated depreciation and amortization of $7,981 and $7,743 at March 31, 2004 and December 31, 2003, respectively	1,258	1,415
Goodwill	11,971	11,785
Other intangible assets, net of accumulated amortization of $282 and $68 at March 31, 2004 and December 31, 2003, respectively	3,494	3,608
Other assets	223	225

Total assets	$33,720	$35,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,322	$2,555
Accrued and other liabilities	2,359	2,170
Compensation-related accruals	1,325	1,733
Obligations due under credit facility	380	395
Deferred revenue, including related party amounts of $86 and $94 at March 31, 2004 and December 31, 2003, respectively	9,095	8,797

Total current liabilities	15,481	15,650

Commitments and contingencies

Shareholders’ equity:
Common stock, $.025 par value, authorized 50,000,000 shares, issued and outstanding 23,698,614 and 23,257,082 shares at March 31, 2004 and December 31, 2003, respectively	592	581
Additional paid-in-capital	122,910	122,051
Accumulated other comprehensive income	508	188
Accumulated deficit	(105,771)	(102,807)

Total shareholders’ equity	18,239	20,013

Total liabilities and shareholders’ equity	$33,720	$35,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Quarter Ended March 31,
	2004	2003
Revenue:
License:
Third party	$1,514	$2,086
Related party–Primus KK	139	289

	1,653	2,375

Service:
Third party	4,371	2,982
Related party–Primus KK	50	131

	4,421	3,113

Total revenue	6,074	5,488

Cost of revenue:
License	232	97
Service	1,515	1,139
Amortization of purchased intangibles	213	—

Total cost of revenue	1,960	1,236

Gross profit	4,114	4,252

Operating expenses:
Sales and marketing	2,900	2,598
Research and development	2,352	1,816
General and administrative	1,297	973
Restructuring charges	461	—

Total operating expenses	7,010	5,387

Loss from operations	(2,896)	(1,135)
Other income (expense), net	(26)	55

Loss before income taxes	(2,922)	(1,080)
Income tax expense	(42)	(50)

Net loss	$(2,964)	$(1,130)

Basic and diluted net loss per share amounts	$(0.13)	$(0.06)

Weighted average shares used in computing basic and diluted net loss per share amounts	23,454,322	19,053,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
Balance at December 31, 2003	23,257,082	$581	$122,051	$188	$(102,807)	$20,013
Exercise of stock options	406,532	10	683	—	—	693
Stock issued in exchange for services	35,000	1	176	—	—	177
Comprehensive income:
Foreign currency translation gain	—	—	—	320	—	—
Net loss	—	—	—	—	(2,964)	—

Total comprehensive loss	—	—	—	320	(2,964)	(2,644)

Balance at March 31, 2004	23,698,614	$592	$122,910	$508	$(105,771)	$18,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,964)	$(1,130)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	441	481
Changes in assets and liabilities:
Accounts receivable	1,440	349
Prepaid expenses and other current assets	94	(112)
Other assets	—	44
Accounts payable and accrued liabilities	78	306
Compensation-related accruals	(412)	156
Deferred revenue	233	130

Net cash provided by (used in) operating activities	(1,090)	224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(394)
Proceeds from maturities of short-term investments	—	1,000
Purchases of property and equipment	(67)	(29)

Net cash provided by (used in) investing activities	(67)	577

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of obligations under credit facility	(27)	—
Proceeds from the exercise of stock options and purchases of common stock under the employee stock purchase plan	693	—

Net cash provided by financing activities	666	—

Effect of exchange rate changes on cash	156	(52)

Net increase (decrease) in cash and cash equivalents	(335)	749

Cash and cash equivalents at beginning of period	12,154	11,948

Cash and cash equivalents at end of period	$11,819	$12,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(In thousands, except share and per share data)

(Unaudited)

Note 1. Description of the Business and Basis of Presentation

Description of the Business and Basis of Presentation

We provide software solutions that enable companies to deliver a superior customer experience via contact centers, information technology (IT) help desks, Web (Intranet and Internet) self-service, and electronic communication channels. Our technology powers every interaction with knowledge to increase customer satisfaction and reduce operational costs. We provide application software that enables companies to find, capture and communicate enterprise knowledge to deliver answers to questions and solutions to problems. We also offer electronic communication solutions, such as web self-service, email management, chat, and wireless communications. Our software products can be implemented as a suite or as individual modules as part of a comprehensive eService solution, customer service delivered through web based applications. Our solutions can be used in combination with leading CRM (Customer Relationship Management) and IT helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle CRM, PeopleSoft, Remedy, Siebel, SAP, and others. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

Acquisitions

Acquisition of Broad Daylight, Inc.

On August 12, 2003, we signed a definitive merger agreement and announced our intent to acquire 100% of the voting interest in Broad Daylight, Inc. (“Broad Daylight”) an e-service software developer specializing in solutions for customer and employee self-service. The merger of Broad Daylight with a subsidiary of ours closed on September 3, 2003. The combined offerings will leverage natural language search and rules-based problem-solving technologies, and will provide a complete range of options for companies looking for assisted service and self-service solutions. Under the terms of the agreement, we purchased all of the outstanding shares of Broad Daylight in exchange for 2,131,009 shares of our common stock valued at approximately $2,536,000, plus cash of approximately $140,000 and direct acquisition costs of approximately $198,000. The fair value of the common stock issued for the acquisition was $1.19 per share, based on the average market price for a period before and after August 12, 2003.

The purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $3.3 million has been recorded as goodwill.

Acquisition of Amacis Group Limited

On December 22, 2003, we signed a share purchase agreement to acquire 100% of the voting interest in Amacis Group Limited (“Amacis”), a leading provider of electronic commerce management solutions to global enterprises. The acquisition of Amacis will further extend our breadth and depth in the eService marketplace by adding complementary email and wireless technologies to our customer service and support software solutions. The acquisition of Amacis’s shares closed on December 22, 2003. Under the terms of the agreement, we purchased all of the outstanding shares of Amacis in exchange for 1,234,692 shares of our common stock valued at approximately $7.4 million, and assumed all employee stock options outstanding under an existing Amacis stock option plan (100% vested), valued at approximately $1.1 million and incurred direct acquisition costs of approximately $364,000. The fair value of the common stock issued by us upon the acquisition was $6.00 per share, based on the average market price for a period before and after December 22, 2003.

The purchase price of approximately $8.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8.4 million has been recorded as goodwill.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In our opinion, the unaudited condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-K filed with the SEC in March of 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Stock-Based Compensation

We apply the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS Statement No. 123,” established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As permitted by existing accounting standards, we have elected to continue to apply the intrinsic value based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Quarter Ended March 31,
	2004	2003
Net loss, as reported	$2,964	$1,130
Add total stock-based employee compensation expense determined under fair value-based method for all awards	1,194	2,931

Pro forma net loss	$4,158	$4,061

Basic and diluted net loss per share:
As reported	$0.13	$0.06
SFAS No. 123 pro forma	$0.18	$0.21

Investment in Primus Knowledge Solutions, K.K.

In December 1995, we invested $50,000 for a 50% interest in Primus Knowledge Solutions, KK (Primus KK), a Japanese distributor, with Trans Cosmos, Inc., a Japanese company (TCI), a significant shareholder of Primus. We accounted for our investment using the equity method and wrote down our investment to zero in March 1997 as a result of recognizing our portion of the investee’s losses to date. In September 1997, we renegotiated our agreement with TCI, reducing our ownership to 14.3%. In August 2000, the arrangement was further amended and our ownership percentage in Primus KK was increased to 19.6%. Primus KK is accounted for using the cost method, as we do not have significant influence over the operations of Primus KK, have not guaranteed any of its obligations and do not have any commitment or intent to provide any funding. The carrying value of our investment in Primus KK is zero at March 31, 2004 and December 31, 2003.

Note 2. Restructuring Charges

During March of 2004, we executed a restructuring of our workforce in an effort to realize the efficiencies and synergies from our recent acquisitions and as a result recorded restructuring charges of approximately $461,000 for severance and benefits and associated costs due to a reduction in our worldwide workforce of 20 employees, or approximately 10%. Additionally, we anticipate consolidating our Santa Clara operations into other existing locations and we may record an excess facility and/or asset impairment charge during the remainder of 2004. There were no restructuring charges incurred during 2003.

The components of the 2004 charge and a rollforward of the related liability included within accrued and other liabilities follows (in thousands):

	Balance at December 31, 2003	Charge for the quarter ended March 31, 2004	Net Cash Payments & Impairments	Balance at March 31, 2004
Excess facilities and asset impairments	$27	$—	$(21)	$6
Employee separation costs	—	461	(43)	418

Total	$27	$461	$(64)	$424

Note 3. Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” we have reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. As we had a net loss applicable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities for the quarters ended March 31, 2004 and 2003 included options and warrants to purchase approximately 5,169,000 and 6,899,000 common shares, respectively.

Note 4. Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized losses from securities available-for-sale and is presented in the accompanying statements of stockholders’ equity and comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect our financial position or operations. The following table reconciles net loss as reported to total comprehensive loss for the quarters ended March 31, 2004 and 2003 (in thousands):

	Quarter Ended March 31,
	2004	2003
Net loss	$2,964	$1,130
Other comprehensive loss:
Foreign currency translation loss (gain)	(320)	17
Unrealized loss on securities available-for-sale	—	5

Total comprehensive loss	$2,644	$1,152

Note 5. Related Party Transactions

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of ours, became a reseller of certain of our products and a provider of support services in Japan. The distribution arrangement with Primus KK continues until terminated by mutual agreement or, if Primus KK has not completed the listing of its common stock on a recognized public stock exchange by December 31, 2004 or if certain performance goals are not met, its expiration on March 31, 2006. In July 2002, January 2003, May 2003, and again in September 2003, we amended the distribution agreement with Primus KK, and Primus KK has assumed a more significant role in product localization and support for the Japanese market. After the September 2003 amendment, the current royalty fee structure had guaranteed minimum payments from Primus KK of $125,000 per quarter through the quarter ended March 31, 2004. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. As a result of the changing and uncertain business climate and operating results for Primus KK, we are currently engaged in discussions and are negotiating a further amendment to it’s the Primus KK distribution agreement. Our agreement with Primus KK does not contain product return rights. We recognized revenue from sublicense fees and guaranteed minimum payments of $139,000 and $289,000 for the quarters ended March 31, 2004 and 2003, respectively. Revenue deferred at March 31, 2004 and December 31, 2003 was approximately $86,000 and $94,000, respectively, and accounts receivable at March 31, 2004 and December 31, 2003 were approximately $35,000 and $6,000.

Note 6. Business Segment Information

We operate primarily in one business segment and are principally engaged in the design, development, marketing, sale and support of Primus® eServer (including Primus® eSupport, Primus® iView and Primus® Quick Resolve), Primus® Enterprise Search and Primus® Visibility software products. Substantially all revenue results from the licensing of our software products and related consulting, hosting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenue is derived from customers in the United States of America. Our international sales are principally in Europe and Japan. The following geographic information for revenue is presented for the quarters ended March 31, 2004 and 2003 (in thousands):

	Quarter Ended March 31,
	2004	2003
United States	$4,011	$3,656
Europe	1,874	420
Japan	189	1,412

Total revenue	$6,074	$5,488

Note 7. Liquidity

Our operations have historically been financed through issuances of common and preferred stock. For the quarter ended March 31, 2004, we incurred a net loss of approximately $3.0 million and used cash in operating activities of approximately $1.1 million. At March 31, 2004, we had working capital (current assets minus current liabilities, excluding deferred revenue) of approximately $10.4 million. Our management believes it has sufficient resources to continue as a going concern through at least March 31, 2005. Management plans to fund our growth by generating sufficient revenue from customer contracts; if they are unable to do so, management would seek to further reduce operating costs in an attempt to provide positive cash flows from operations. There can be no assurance that we will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If we are not able to generate positive cash flows from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by us or on favorable terms.

Note 8. Commitments and Contingencies

We have entered into various agreements that allow for incorporation of licensed technology into our products. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and is included in cost of revenue. During the quarter ended March 31, 2004, we incurred royalty expenses of approximately $25,000 under these agreements.

In January 2003, we engaged an offshore development team to accelerate our development efforts. Our minimum commitment under this agreement is to incur up to approximately $125,000 per month for development work through January 2005. During the quarter ended March 31, 2004, we incurred software development expenses of approximately $385,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements.

Legal Proceedings

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for our initial public offering. This is one of a number of actions coordinated for pretrial purposes. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Primus common stock were sold in our IPO contained certain false and misleading statements regarding the practices of our underwriters with respect to their allocation of shares of common stock in our IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-IPO stock price to be artificially inflated. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2003 the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. We have elected to participate in the settlement, which generally provides that our insurance carrier is responsible for any payments other than legal fees we incurred before June 2003. On March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers had agreed on the terms of the settlement. The court must still approve the settlement. If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to our business from this matter.

In October 2003, we received notice that ServiceWare, Inc. had filed a complaint against Primus in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of our technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint was served on us on January 28, 2004. In February of 2004, we filed our answer, denying all substantive claims, raising multiple affirmative defenses (including that the patents are invalid and unenforceable, that Primus products don’t infringe the patents in any event and that these claims on 1998 patents are barred by equitable estoppel and latches) and including a number of counterclaims. This case is currently in the discovery phase. We intend to vigorously defend against the allegations asserted in this complaint and we believe the plaintiff’s claims are without merit.

From time to time we are, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force us to spend significant financial and managerial resources. We may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our financial position and results of operations.

As of March 31, 2004, other than accrued legal fees and expense incurred, no amounts have been accrued as a liability associated with the aforementioned legal proceedings as the incurrence and amount of a liability, if any, is not considered reasonably estimable or probable.

Note 9. Guarantees

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of Financial Accounting Standards Board Interpretations (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” except for standard indemnification, warranty and hosting uptime provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45. Indemnification, warranty and hosting uptime provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally do not exceed 90 days following delivery or installation of our products. We have not incurred significant obligations under customer indemnification, warranty or hosting uptime provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Primus’ performance and financial results. There are a variety of factors that could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation: our ability successfully implement sales of our software solutions; competition, adoption and implementation of our software solutions by our customers; changes in general economic conditions, or other unforeseen developments in the industries in which we operate (See also Item 1 “Risks and Uncertainties Associated with Our Business and Future Operating Results”). Accordingly, there can be no assurance that future activities or results will be as anticipated. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Annual Report on Form 10-K, a copy of which is on file at the Securities and Exchange Commission. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and carefully consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk and factors that may affect our business.

Overview

We provide software solutions that enable companies to deliver a superior customer experience via contact centers, information technology (IT) help desks, Web (Intranet and Internet) self-service, and electronic communication channels. Our technology powers every interaction with knowledge to increase customer satisfaction and reduce operational costs. We provide application software that enables companies to find, capture and communicate enterprise knowledge to deliver answers to questions and solutions to problems. We also offer electronic communication solutions, such as web self-service, email management, chat, and wireless communications. Our software products can be implemented as a suite or as individual modules as part of a comprehensive eService solution, customer service delivered through web based applications. Our solutions can be used in combination with leading CRM (Customer Relationship Management) and IT helpdesk applications, including those from Amdocs/Clarify, Kana, Onyx, Oracle CRM, PeopleSoft, Remedy, Siebel, SAP, and others. In addition to software applications, we offer professional services to assist customers with software implementation, integration, hosting, training and support.

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

Our software suite consists of Primus eServer, Primus Enterprise Search and Primus Visibility. Product license revenue and related services from Primus eServer related products accounted for approximately 65% and 90% of total revenue for the quarters ended March 31, 2004 and 2003, respectively. License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software. We deploy our solutions either in-house at the customer’s facility as installed software or in a hosted environment operated and maintained by us. Customers using our hosted offerings can take advantage of our hosting expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to our applications.

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

We market our software and services on a worldwide basis primarily through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international revenue constituted 34% and 33% of our total revenue for the quarters ended March 31, 2004 and 2003, respectively. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. We have not guaranteed any obligations of our Japanese joint venture nor do we have any commitment or intent to provide any funding.

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

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred cumulative net losses since inception, and as of March 31, 2004, had an accumulated deficit of approximately $106 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development and sales and marketing.

Factors adversely affecting the demand for our products and services, such as competition, pricing or technological change, could materially and adversely affect our business, financial condition, operating results and stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products. We are subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, changing computing environments, rapid technological change, development of new products, limited protection of proprietary technology, claims of intellectual property infringement and competitive products and pricing (See also Item 2. “Risks and Uncertainties Associated with Our Business and Future Operating Results”).

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

Restructurings

During March of 2004, we executed a further restructuring of our workforce to realize the efficiencies and synergies from our recent acquisitions and as a result will be recording restructuring charges of approximately $461,000 for severance and benefits and associated costs due to a reduction in our worldwide workforce of 20 employees, or approximately 10%. Additionally, we anticipate consolidating our Santa Clara operations into other existing locations and may record an excess facility and/or asset impairment charge during the remainder of 2004.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for excess facilities or assets disposed of or removed from operations as a direct result of a reduction in workforce.

Critical Accounting Policies and Estimates

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

Restructuring

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred.

During 2004 we recorded significant accruals in connection with our restructuring program under SFAS No. 146. These accruals include estimates pertaining to employee separation costs. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these accruals, the actual costs could differ from these estimates.

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

For all sales, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through our resellers or distributors are evidenced by a master agreement governing the relationship together with binding purchase orders or signed agreements on a transaction-by-transaction basis.

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

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment. At both March 31, 2004 and December 31, 2003, the allowance for doubtful accounts was $174,000.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

In the fourth quarter of 2003, we performed an analysis as described above, in connection with our annual impairment test required under SFAS No. 142. Our 2003 annual impairment analysis did not require us to recognize an impairment loss.

Results of Operations for the Quarters Ended March 31, 2004 and 2003

The following table sets forth certain financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the quarters ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period.

	Quarter Ended March 31,
	2004	2003
Revenue:
License:
Third party	24.9%	38.0%
Related party–Primus KK	2.3	5.3

	27.2	43.3
Service:
Third party	72.0	54.3
Related party–Primus KK	0.8	2.4

	72.8	56.7

Total revenue	100.0	100.0

Cost of revenue:
License	3.8	1.8
Service	24.9	20.7
Amortization of purchased intangibles	3.5	—

Total cost of revenue	32.2	22.5

Gross profit	67.7	77.5

Operating expenses:
Sales and marketing	47.7	47.4
Research and development	38.7	33.1
General and administrative	21.4	17.7
Restructuring charges	7.6	—

Total operating expenses	115.4	98.2

Loss from operations	(47.7)	(20.7)
Other income, net	(0.4)	1.0

Loss before income	(48.1)	(19.7)
Income tax expense	(0.6)	(0.9)

Net loss	(48.8)%	(20.6)%

Revenue

Total revenue was $6.1 million and $5.5 million for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of $586,000, or 11%. During the quarter ended March 31, 2004, revenue from one customer represented 16% of total revenue. During the quarter ended March 31, 2003, no single customer accounted for 10% or more of total revenue. Related party sales to Primus KK were $189,000 and $420,000, respectively. International revenue was approximately $2.1 million and $1.8 million for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of $231,000, or 13%. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future.

License Revenue. Total license revenue was $1.7 million and $2.4 million for the quarters ended March 31, 2004 and 2003, respectively, representing a decrease of $722,000, or 30%. During the second half of 2003, we acquired Broad Daylight, Inc. and Amacis Group Limited (the “Acquired Companies”) and our financial statements include the results of their operations since the respective dates of acquisition. License revenue for 2004 includes approximately $800,000 related to the sale of one of Amacis Group Limited’s products to one of their pre-existing customers. License revenue as a percentage of total revenue was 27% and 43% for the quarters ended March 31, 2004 and 2003, respectively. We experienced a decrease in the sales of our software in 2004 as compared to 2003 and we continued to experience long and unpredictable sales cycles, making it difficult to predict when license sales may close. We believe software license revenue decreased in absolute dollars primarily due to certain of our customers utilizing hosted license model for our software during the second half of 2003 and 2004 and as a percentage of total revenue primarily due to the absolute dollar decrease in license revenue and increase in service revenue. The general economic and business conditions have been extremely challenging during 2003 and the first quarter of 2004, and we expect them to continue to affect capital-spending initiatives of our targeted new and existing customer base. Additionally, our license revenues depend on the overall demand for customer relationship management products and information technology helpdesk applications.

Service Revenue. Total service revenue was $4.4 million and $3.1 million for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of $1.3 million, or 42%, which was the result of an increase in hosting and consulting fees of $1.3 million. During 2004, total service revenue related to products of the Acquired Companies was approximately $630,000. Service revenue as a percentage of total revenue was 73% and 57% for the quarters ended 2004 and 2003, respectively. Hosting and consulting revenue was approximately $1.7 million and $400,000 for the quarters ended 2004 and 2003, respectively. The increase in consulting and hosting fees is directly attributable to an increase in the types of hosting offerings and number of customers we are providing hosting services for, as well as consulting services for two customers who entered into enterprise license agreements with us during 2003. Hosting and consulting revenue from these two customers was approximately 50% of total hosting and consulting revenue during the quarter ended March 31, 2004. Hosting services are typically provided under renewable contracts that range in length from one to twelve months. There can be no assurances that customers will renew these agreements as they expire. Maintenance and support contract revenue was approximately $2.7 million for each of the quarters ended March 31, 2004 and 2003. We expect the amount of and proportion of total service revenue to total revenue to fluctuate in the future, depending primarily on the dollar amounts of software license revenue, maintenance and support contract revenue, hosting and consulting fees and our customers’ use of third-party consulting and implementation services providers and the ongoing renewals of customer maintenance and support and hosting contracts.

Cost of Revenue

Total cost of revenue was $2.0 million and $1.2 million for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of $724,000, or 59%.

Cost of License Revenue. Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party software costs and royalties. Cost of license revenue was $232,000 and $97,000 for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of $135,000, or 139%. Cost of license revenue as a percentage of license revenue was 14% and 4% for the quarters ended March 31, 2004 and 2003, respectively. The increase in the cost of license revenue as an absolute dollar amount and as a percentage of license revenue is primarily due to a charge of approximately $80,000 taken during 2004 related to the estimated net realizable value of certain purchased third party software held for resale as well as an increase in the cost of royalties and third party software purchased and resold during 2004. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology resold or integrated with our solutions.

Cost of Service Revenue. Cost of services revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, training and global services personnel, including the cost of service provided by third-party consultants engaged by Primus. Cost of service revenue was $1.5 million and $1.1 million for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of $376,000 or 33%. The increase in cost of service revenue is primarily due to increases in payroll and payroll related costs of approximately $200,000 as a result of incremental headcount increases, primarily related to the Acquired Companies, as well as costs related to services provided to customers under hosting contracts in 2004, partially offset by reductions in allocated overhead costs and other costs as part of our continued close monitoring of our expenses and further implementation of our cost control initiatives. Cost of service revenue as a percentage of service revenue was 34% and 37%, or a gross margin of 66% and 63%, for the quarters ended March 31, 2004 and 2003, respectively. The decrease in cost of service revenue as a percentage of services revenue was primarily due to certain higher margin hosting contracts, higher utilization rates for our professional services staff and reductions in allocated overhead costs. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, hosting, training, implementation and integration services, as well as staffing levels, overhead costs and customer needs. Gross profit margins are generally higher for post contract customer support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and integration services.

Operating Expenses

Overhead costs. Allocated overhead costs generally include compensation related benefits, facilities costs (occupancy, utilities, telephone, internet, postage and freight), depreciation and amortization related to property and equipment, general supplies and repair and maintenance costs, and bank fees and charges. Allocated overhead costs are allocated to Cost of Service Revenue (customer support, consulting, training and global services personnel), Sales and Marketing expense, Research and Development expense and General and Administrative expense based primarily upon headcount, and were approximately $949,000 and $1,378,000 for 2004 and 2003, a decrease of approximately $429,000, or 31%. This decrease is primarily due to reductions in compensation related benefits of approximately $400,000 and depreciation and amortization expense related to property and equipment of approximately $280,000, as well as smaller cost reductions in other areas as a direct result of our continued close monitoring of our expenses and further implementation of our cost control initiatives partially offset by increases in facilities costs (primarily occupancy related to the Acquired Companies) of approximately $140,000, and facilities-related personnel costs of approximately $120,000. Total allocated overhead costs are as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Cost of service revenue	$228	$296
Sales and marketing	260	381
Research and development	354	504
General and administrative	107	197

Total allocated overhead costs	$949	$1,378

The decrease in compensation related benefits expense is the direct result of favorable claims experience during 2004 under our self-insured health benefits plan. The net decrease in depreciation and amortization expense related to property and equipment was primarily due to the aging of our property and equipment, as a larger portion of those assets becoming fully depreciated. The increase in occupancy costs and facility-related personnel costs during 2004 was due to an increase in the total square footage under lease and an increase in the number of facilities personnel primarily related to the Acquired Companies.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, allocated overhead costs, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses were approximately $2.9 million and $2.6 million for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of $302,000 or 12%. This increase is primarily the result of increases in sales salaries (as a result of headcount increases), commissions and bonuses, travel and entertainment costs, recruiting expenses and training expenses (primarily related to the Acquired Companies); partially offset by reductions in allocated overhead costs and consulting and marketing expenditures (e.g. advertising, promotions, public relations, telemarketing, tradeshows and events and collateral materials) and other costs as part of our continued close monitoring of our expenses and further implementation of our cost control initiatives. Sales and marketing expenses during 2004 included approximately $470,000 as a result of incremental payroll and associated expenses related to the absorption of employees from the Acquired Companies. Sales and marketing expenses as a percentage of total revenue were 48% and 47% in 2004 and 2003, respectively. This increase as a percentage of total revenue is primarily due to the increase in total sales and marketing expenses during the first quarter of 2004, partially offset by the increase in total revenue from the first quarter of 2003 to 2004. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future.

Research and Development. Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality control testing, and consist primarily of salaries, benefits, and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists and quality assurance personnel and allocated overhead costs. Research and development expenses were approximately $2.4 million and $1.8 million for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of approximately $536,000 or 30%. The increase was primarily due to increases in research and development spending of approximately $207,000 related to our engagement of an offshore development team in January of 2003 and increases in research and development headcount during 2004 as compared to 2003, primarily related to the Acquired Companies. Research and development expenses during 2004 included approximately $430,000 as a result of incremental payroll and associated expenses related to the absorption of employees from the Acquired Companies. These increases were partially offset by reductions in allocated overhead costs and other costs, as a result our continued close monitoring of our expenses and further implementation of our cost control initiatives. Research and development expenses as a percentage of total revenue were 39% and 33% for the quarters ended March 31, 2004 and 2003, respectively. This increase as a percentage of total revenue is primarily due to the significant increase in total research and development spending in 2004, partially offset by the increase in total revenue from 2003 to 2004. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. When required, we also use third-party development firms to expand the capacity and technical expertise of our internal research and development teams and in January of 2003 we engaged an offshore development team to accelerate our development efforts. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs, professional-services fees and allocated overhead costs. General and administrative expenses were approximately $1.3 million and $1.0 million for the quarters ended March 31, 2004 and 2003, respectively, representing an increase of approximately $323,000 or 33%. This increase is primarily due to increase in general and administrative headcount during 2004 as compared to 2003, primarily related to the Acquired Companies, increases in the reporting and compliance costs of being a public company, as well as increases in legal, accounting and administrative fees (“Legal Fees”); partially offset by reductions in allocated overhead costs, bad debt expense and other costs, primarily as a result our continued close monitoring of our expenses and further implementation of our cost control initiatives. General and administrative expenses during 2004 included approximately $100,000 as a result of incremental payroll and associated expenses related to the absorption of employees from the Acquired Companies. Legal Fees increased by approximately $310,000 during 2004, due primarily to Legal Fees related to current legal proceedings (See “Part II – Other Information, Item 1. Legal Proceedings”) as well as increases in general legal and accounting professional fees. General and administrative expenses as a percentage of total revenue were 21% and 18% for the quarters ended March 31, 2004 and 2003, respectively. The increase of general and administrative expense as a percentage of total revenue is primarily attributable to the increase in general and administrative expenses during 2004, partially offset by the increase in revenue during the same period. We believe that our general and administrative expenses will fluctuate in absolute dollars in future periods, depending primarily on the volume of future revenue, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

Restructuring Charges. During March of 2004, we executed a restructuring of our workforce to in an effort to realize the efficiencies and synergies from our recent acquisitions and as a result will be recording restructuring charges of approximately $461,000 for severance and benefits and associated costs due to a reduction in our worldwide workforce of 20 employees, or approximately 10%. Additionally, we anticipate consolidating our Santa Clara operations into other existing locations and may record an excess facility and/or asset impairment charge during the remainder of 2004. There were no restructuring charges during the quarter ended March 31, 2003.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income (Expense), Net. Other income decreased $81,000, or 147%, from income of $55,000 for the quarter ended March 31, 2003 to an expense of $26,000 for the quarter ended March 31, 2004. The decrease from period to period is primarily due to an increase in the losses realized on foreign currency transactions, as well as a decrease in investment yields and interest earned in 2004 related to financing terms provided to a customer. We expect to continue to yield investment income on our average balance of combined cash and cash equivalents and short-term and long-term investments at an average rate that is approximately the same as that experienced in 2003, and we do not expect to earn interest income in 2004 on the customer financing agreement as the balance financed was fully paid in December 2003.

Income Taxes. We have not recorded income tax benefits related to our net operating losses for the quarters ended March 31, 2004 or 2003, as a result of the uncertainties regarding the realization of such net operating losses. Income tax expense recorded in 2004 and 2003 primarily relates to our foreign operations.

Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $11.8 million, representing a decrease of $335,000 from December 31, 2003. As of March 31, 2004, our working capital (current assets minus current liabilities, excluding deferred revenue) was approximately $10.4 million compared to $11.8 million at December 31, 2003.

We used net cash of approximately $1.1 million in operating activities during the quarter ended March 31, 2004, operating activities provided net cash of approximately $224,000 during the quarter ended March 31, 2003. In 2004, adjustments to the $3.0 million net loss to reconcile to cash used in operating activities include $412,000 for the increase in compensation-related accruals; offset by a decreases in accounts receivable, prepaid expenses and other current assets of approximately $1.5 million and increases in deferred revenue, accounts payable and accrued liabilities of approximately $311,000, as well as $441,000 million in depreciation and amortization. Cash used in operations/cash provided by operations is dependent upon our ability to achieve positive earnings and the timing of our payments and collections and we expect that it will fluctuate from period to period.

Investing activities used cash of $67,000 during the quarter ended March 31, 2004 and provided cash of $577,000 during the quarter ended March 31, 2003. Investing activities for the quarter ended March 31, 2004 consisted solely of purchases of property and equipment.

Financing activities provided cash of $666,000 and $0 for the quarters ended March 31, 2004 and 2003, respectively. We received proceeds from the issuance of common stock of $693,000 and made repayments of obligations under a credit facility of $27,000 during the quarter ended March 31, 2004.

Our principal source of liquidity at March 31, 2004 was our cash and cash equivalents. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5.0%) as of March 31, 2004) and expires in March 2005. There were no borrowings outstanding as of March 31, 2004 under this line of credit. As of March 31, 2004 we were in compliance with our financial covenants in connection with the line of credit. If we are unable to maintain compliance in the future, this $3.0 million line of credit may not be available in its entirety.

In connection with the December 2003 acquisition of Amacis, we assumed Amacis’s outstanding obligation under a credit facility with a bank. The facility is payable in monthly installments of approximately $9,000, including interest at a rate of the bank’s rate plus 2% (5.75% as of March 31, 2004), due June 2008. Due to the purchase of all of Amacis’s common shares by us, the facility is payable upon demand. We anticipate repaying this obligation in its entirety during 2004. The loan is denominated in British pounds sterling. The balance at March 31, 2004 was approximately $380,000.

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

We continue to focus on maximizing the performance of our core business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. During March of 2004, we executed a restructuring of our workforce to realize the efficiencies and synergies from our recent acquisitions and as a result recorded restructuring charges of approximately $461,000 for severance and benefits and associated costs due to a reduction in our worldwide workforce of 20 employees, or approximately 10%. Additionally, we anticipate consolidating our Santa Clara operations into other existing locations and we may record an excess facility and/or asset impairment charge during the remainder of 2004.

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

We lease office space under operating leases with various expiration dates through 2006. In January 2003, we engaged an offshore development team to accelerate our development efforts. Our minimum commitment under this agreement is to incur up to approximately $125,000 per month for development work through January 2005. During the quarter ended March 31, 2004, we incurred development expenses of approximately $385,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements.

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

In the future, we may be required to seek additional financing to fund our operations or growth. Since we began operations, our revenue has not been sufficient to support our operations, and we have incurred operating losses in every quarter, except for the quarters ended September 30, and December 31, 2003. As of March 31, 2004, our accumulated deficit was approximately $106 million. Our history of losses may cause some of our potential customers to question our viability and hamper our ability to sell some of our products. Although we have restructured our operations to reduce operating expenses, we will need to increase our revenue from existing levels and/or further reduce our operating expenses to achieve and/or maintain profitability and positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. We expect an increase in operating expenses from our recent acquisitions of Broad Daylight and Amacis. Our expectations as to whether we can achieve and/or maintain profitability on a quarterly or annual basis, revenue growth on an annual basis, positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. As a result, we may continue to experience losses, even if sales of our products and services grow.

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

Standards for accounting for goodwill and other intangible assets acquired in a business combination require recognition of goodwill and other intangible assets as assets but do not permit the amortization of goodwill. Instead goodwill must be separately tested for impairment. Other intangible assets are required to be amortized over their estimated useful life.

In the future, we will incur amortization expense related to other intangible assets and may incur impairment charges related to goodwill arising out of the Broad Daylight and/or Amacis acquisitions, or future acquisitions, if any. We may also incur large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount, which must be amortized over the appropriate life of the asset. We may also incur amortization expenses related to other intangible assets resulting from future acquisitions, if any. Current and future accounting charges like these could harm our operating results.

Our quarterly operating results may depend on a small number of large orders.

We generally derive a significant portion of our product license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also often offer volume-based pricing, which may affect operating margins.

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

The market for our products is rapidly evolving, and becoming increasingly competitive as current competitors expand their product offerings and new companies enter the market. Our suite of products competes against various vendor software tools designed to address a specific element or elements of the complete set of eService processes, including e-mail management, support, knowledge management, and web-based customer self-service and assisted service. We also face competition from in-house designed products and third-party custom development efforts. The high level of competition in our market has resulted in pricing pressures, which if such conditions continue or increase, could harm our results of operations.

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

Product license revenue and related service revenue from our Primus eServer and Primus eSupport related products accounted for approximately 65% of our total revenue during the quarter of 2004, and we expect these products to continue to account for a substantial portion of our revenue for 2004. For our business to succeed the market for this software will have to grow substantially and we will have to achieve broad market acceptance of our products. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change could materially adversely affect our business, financial condition, operating results and have a corresponding effect on our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

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

In addition, as we introduce new versions of our products or new products, our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future services revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are telecom or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic situation. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenue will decline and this will likely materially impact adversely our revenue, operating results and stock price.

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

We face increased regulatory scrutiny associated with the highly publicized financial scandals and the various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002 and regulations in addition to those rules promulgated under the Sarbanes-Oxley Act of 2002. We have reviewed and will continue to monitor all of our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to relationships with our independent accountants, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and executive officer loan practices, and intend to fully comply with such laws. Nevertheless, such increased scrutiny and penalties involve risks to both Primus and our executive officers and directors in monitoring and ensuring compliance. A failure to properly navigate the legal disclosure environment and implement and enforce appropriate policies and procedures, if needed, could harm our business and prospects, including our ability to recruit and retain skilled officers and directors. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities Exchange Commission, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

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

Revenue from customers outside the United States was approximately $2,063,000, or 34% of our total revenue for the quarter ended March 31, 2004. This percentage may rise as a result of our acquisition of Amacis. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities related lawsuit (See “Part II – Other Information, Item 1. Legal Proceedings”) and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. Volatility in our stock price could make it more difficult for us to raise capital or complete acquisitions on favorable terms.

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

If any of our products are found to violate third party intellectual property or proprietary rights, we may be liable for damages and be required to reengineer our products or seek to obtain licenses from third parties, and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. In addition, other companies have filed trademark applications for marks similar to the names of our products. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management’s attention and resources to defend against any claims relating to proprietary rights, which could materially and adversely affect our financial condition and operations. If a party succeeded in making such a claim we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Any such outcome could have a material adverse effect on our business, financial condition, operating results and stock price. We do not carry any insurance against intellectual property infringement claims. See “Part II – Other Information, Item 1. Legal Proceedings” for a discussion of an outstanding claim of patent infringement.

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

You should not rely on forward-looking statements in this Report. This document contains forward-looking statements that involve risks and uncertainties. We use words such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The forward-looking statements contained in this Report are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this Report and in our other reports and documents on file with the U.S. Securities and Exchange Commission.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, an officer, former officer and FleetBoston Robertson Stephens, Inc., J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc., CIBC World Markets, Dain Rauscher, Inc. and Salomon Smith Barney Holdings Inc., the underwriters of our initial public offering, have been named as defendants in an action filed during December 2001 in the United States District Court for the Southern District of New York on behalf of persons who purchased Primus common stock during the period from June 30, 1999 through December 6, 2000, which was issued pursuant to the June 30, 1999 registration statement and prospectus for the Company’s initial public offering. This is one of a number of actions coordinated for pretrial purposes. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPO’s of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company’s post-IPO stock price to be artificially inflated. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2003 the plaintiffs in this action announced a proposed settlement with the issuer defendants and their insurance carriers. The Company has elected to participate in the settlement, which generally provides that our insurance carrier is responsible for any payments other than legal fees we incurred before June 2003. On March 4, 2004, plaintiffs’ executive committee advised the court that the negotiators for plaintiffs and issuers had agreed on the terms of the settlement. The court must still approve the settlement. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. While we cannot predict with certainty the outcome of the litigation or whether the settlement will be approved, we do not expect any material adverse impact to its business from this matter.

In October 2003, we received notice that ServiceWare, Inc. had filed a complaint against Primus in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of our technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint was served on us on January 28, 2004. In February of 2004, we filed our answer, denying all substantive claims, raising multiple affirmative defenses (including that the patents are invalid and unenforceable, that Primus products don’t infringe the patents in any event and that these claims on 1998 patents are barred by equitable estoppel and latches) and including a number of counterclaims. This case is currently in the discovery phase. We intend to vigorously defend against the allegations asserted in this complaint and we believe the plaintiff’s claims are without merit.

From time to time we are, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of our business, including employment claims, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, including those described above, even if not meritorious, could force us to spend significant financial and managerial resources. We may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we may incur substantial monetary liability, and/or be required to change our business practices. Either of these could have a material adverse effect on our financial position and results of operations.

As of March 31, 2004, other than accrued legal fees and expenses incurred, no amounts have been accrued as a liability associated with the aforementioned legal proceedings as the incurrence and the amount of a liability, if any, is not considered reasonably estimable or probable.

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

Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Form 8-K furnished January 28, 2004 announcing the Company’s preliminary financial results for the quarter ended December 31, 2003.

Form 8-K furnished February 12, 2004 announcing the Company’s financial results for the quarter and year ended December 31, 2003.

Form 8-K/A filed March 5, 2004 amending the Company’s previous disclosure of its acquisition of Amacis Group Limited.

Form 8-K/A2 filed March 26, 2004 amending the Company’s previous disclosures of its acquisition of Amacis Group Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

Date: May 12, 2004	By:	/s/ Ronald M. Stevens
Ronald M. Stevens
Chief Operating Officer, Chief Financial Officer, and Treasurer
(Principal financial and chief accounting officer)