Form 10-Q
period 2004-06-30
PRIMUS KNOWLEDGE SOLUTIONS INC
filed 2004-08-06
CIK 1067797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 3, 2004 there were 23,853,519 shares of the Registrant’s Common Stock outstanding.

Primus Knowledge Solutions, Inc.

Form 10-Q

June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$8,335	$12,154
Accounts receivable, net of allowance for doubtful accounts of $139 and $174 at June 30, 2004 and December 31, 2003, respectively	2,730	5,475
Prepaid expenses and other current assets	827	1,001

Total current assets	11,892	18,630

Property and equipment, net of accumulated depreciation and amortization of $8,189 and $7,743 at June 30, 2004 and December 31, 2003, respectively	1,166	1,415
Goodwill	11,841	11,785
Other intangible assets, net of accumulated amortization of $651 and $68 at June 30, 2004 and December 31, 2003, respectively	3,075	3,608
Other assets	225	225

Total assets	$28,199	$35,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,028	$2,555
Accrued and other liabilities	1,457	2,170
Compensation-related accruals	980	1,733
Obligations due under credit facility	349	395
Deferred revenue, including related party amounts of $121 and $94 at June 30, 2004 and December 31, 2003, respectively	7,230	8,797

Total current liabilities	12,044	15,650

Commitments and contingencies

Shareholders’ equity:
Common stock, $.025 par value, authorized 50,000,000 shares, issued and outstanding 23,851,794 and 23,257,082 shares at June 30, 2004 and December 31, 2003, respectively	596	581
Additional paid-in-capital	123,110	122,051
Accumulated other comprehensive income	337	188
Accumulated deficit	(107,888)	(102,807)

Total shareholders’ equity	16,155	20,013

Total liabilities and shareholders’ equity	$28,199	$35,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License:
Third party	$1,517	$455	$3,031	$2,541
Related party–Primus KK	—	11	139	300

	1,517	466	3,170	2,841
Service:
Third party	4,175	3,142	8,546	6,124
Related party–Primus KK	63	109	113	240

	4,238	3,251	8,659	6,364

Total revenue	5,755	3,717	11,829	9,205

Cost of revenue:
License	134	57	366	154
Service	1,431	1,242	2,946	2,381
Amortization of purchased intangibles	374	—	587	—

Total cost of revenue	1,939	1,299	3,899	2,535

Gross profit	3,816	2,418	7,930	6,670
Operating expenses:
Sales and marketing	2,307	2,527	5,207	5,125
Research and development	2,135	1,874	4,487	3,690
General and administrative	1,469	702	2,766	1,675
Restructuring charges	—	—	461	—

Total operating expenses	5,911	5,103	12,921	10,490

Loss from operations	(2,095)	(2,685)	(4,991)	(3,820)
Other income (expense), net	2	12	(24)	67

Loss before income	(2,093)	(2,673)	(5,015)	(3,753)
Income tax expense	(24)	(31)	(66)	(81)

Net loss	$(2,117)	$(2,704)	$(5,081)	$(3,834)

Basic and diluted net loss per share amounts	$(0.09)	$(0.14)	$(0.22)	$(0.20)

Weighted average shares used in computing basic and diluted net loss per share amounts	23,766,889	19,053,898	23,610,565	19,053,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in Capital	Accumulated other comprehensive Income (loss)	Accumulated deficit	Total shareholders’ equity
	Shares	Par value
Balance at December 31, 2003	23,257,082	$581	$122,051	$188	$(102,807)	$20,013
Exercise of stock options	406,532	10	683	—	—	693
Stock issued in exchange for services	35,000	1	176	—	—	177
Comprehensive income:
Foreign currency translation gain	—	—	—	320	—	—
Net loss	—	—	—	—	(2,964)	—

Total comprehensive loss	—	—	—	320	(2,964)	(2,644)

Balance at March 31, 2004	23,698,614	592	122,910	508	(105,771)	18,239
Exercise of stock options	96,152	2	166	—	—	168
Stock issued from employee stock purchase plan	57,028	2	34	—	—	36
Comprehensive loss:
Foreign currency translation loss	—	—	—	(171)	—	—
Net loss	—	—	—	—	(2,117)	—

Total comprehensive loss	—	—	—	(171)	(2,117)	(2,288)

Balance at June 30, 2004	23,851,794	$596	$123,110	$337	$(107,888)	$16,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,081)	$(3,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,023	909
Application of support balance included in deferred revenue to license purchase	(1,053)	—
Changes in assets and liabilities:
Accounts receivable	2,749	1,498
Prepaid expenses and other current assets	172	(107)
Other assets	—	44
Accounts payable and accrued liabilities	(1,130)	6
Compensation-related accruals	(753)	(21)
Deferred revenue	(553)	(628)

Net cash used in operating activities	(4,626)	(2,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	—	(394)
Proceeds from maturities of short-term investments	—	1,395
Purchases of property and equipment	(187)	(75)

Net cash provided (used in) by investing activities	(187)	926

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of obligations under credit facility	(53)	—
Proceeds from the exercise of stock options and purchases of common stock under the employee stock purchase plan	897	22

Net cash provided by financing activities	844	22

Effect of exchange rate changes on cash	150	(14)

Net decrease in cash and cash equivalents	(3,819)	(1,199)

Cash and cash equivalents at beginning of period	12,154	11,948

Cash and cash equivalents at end of period	$8,335	$10,749

NON CASH FINANCING ACTIVITIES

Payment of acquisition related accrued expense in common stock	$177	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Acquisitions and Other Intangible Assets

Acquisition of Broad Daylight, Inc.

On August 12, 2003, we signed a definitive merger agreement and announced our intent to acquire 100% of the voting interest in Broad Daylight, Inc. (“Broad Daylight”) an e-service software developer specializing in solutions for customer and employee self-service. The merger of Broad Daylight with a subsidiary of ours closed on September 3, 2003. Under the terms of the agreement, we purchased all of the outstanding shares of Broad Daylight in exchange for 2,131,009 shares of our common stock valued at approximately $2.5 million, plus cash of approximately $140,000 and direct acquisition costs of approximately $198,000. The fair value of the common stock issued for the acquisition was $1.19 per share, based on the average market price for a period before and after August 12, 2003.

The purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $3.3 million has been recorded as goodwill.

Acquisition of Amacis Group Limited

On December 22, 2003, we signed a share purchase agreement to acquire 100% of the voting interest in Amacis Group Limited (“Amacis”), a leading provider of electronic commerce management solutions to global enterprises. The acquisition of Amacis further extended our breadth and depth in the eService marketplace by adding complementary email and wireless technologies to our customer service and support software solutions. The acquisition of Amacis’s shares closed on December 22, 2003. Under the terms of the agreement, we purchased all of the outstanding shares of Amacis in exchange for 1,234,692 shares of our common stock valued at approximately $7.4 million, and assumed all employee stock options outstanding under an existing Amacis stock option plan (100% vested), valued at approximately $1.1 million and incurred direct acquisition costs of approximately $364,000. The fair value of the common stock issued by us upon the acquisition was $6.00 per share, based on the average market price for a period before and after December 22, 2003.

The purchase price of approximately $8.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $8.4 million has been recorded as goodwill.

Other Intangible Assets

Other intangible assets acquired in the Broad Daylight and Amacis acquisitions consist of the following at cost (in thousands):

June 30, 2004
Acquired technology	$3,300
Maintenance contracts	240
Customer relationships	70
Hosting contracts	60
Trade names	56
Less accumulated amortization	(651)

$3,075

Other intangible assets related to the Amacis acquisition consist of acquired technology of approximately $2.8 million and maintenance and hosting contracts. Acquired technology is amortized over its estimated useful live of seven years, and maintenance and hosting contracts were fully amortized as of June 30, 2004. Other intangible assets related to the Broad Daylight acquisition consist of acquired technology of $450,000 and customer relationships and trade names, and are amortized over their estimated useful lives ranging from 16 months to three years. During the quarter ended June 30, 2004, a customer terminated a maintenance contract with a remaining life of approximately 54 months, and the associated remaining unamortized intangible asset balance of approximately $220,000 was expensed. Amortization expense for the three and six months ended June 30, 2004 was approximately $374,000 and $587,000, respectively. Based on identified intangible assets recorded as of June 30, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense is expected to be approximately as follows (in thousands):

Remainder of 2004	282
2005	523
2006	500
2007	495
2008	465
2009	405
2010	405

Total	$3,075

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$2,117	$2,704	$5,081	$3,834
Add total stock-based employee compensation expense determined under fair value-based method for all awards	865	2,893	2,059	5,824

Pro forma net loss	$2,982	$5,597	$7,140	$9,658

Basic and diluted net loss per share:
As reported	$0.09	$0.14	$0.22	$0.20
SFAS No. 123 pro forma	$0.13	$0.29	$0.30	$0.51

Investment in Primus Knowledge Solutions, K.K.

In December 1995, we invested $50,000 for a 50% interest in Primus Knowledge Solutions, KK (Primus KK), a Japanese distributor, with Trans Cosmos, Inc., a Japanese company (TCI), a significant shareholder of Primus. We accounted for our investment using the equity method and wrote down our investment to zero in March 1997 as a result of recognizing our portion of the investee’s losses to date. In September 1997, we renegotiated our agreement with TCI, reducing our ownership to 14.3%. In August 2000, the arrangement was further amended and our ownership percentage in Primus KK was increased to 19.6%. Primus KK is accounted for using the cost method, as we do not have significant influence over the operations of Primus KK, have not guaranteed any of its obligations and do not have any commitment or intent to provide any funding. The carrying value of our investment in Primus KK is zero at June 30, 2004 and December 31, 2003.

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

The components of the 2004 charge and a rollforward of the related liability included within accrued and other liabilities follows (in thousands):

	Balance at December 31, 2003	Charge for the quarter ended March 31, 2004	Net Cash Payments & Impairments	Balance at March 31, 2004
Excess facilities and asset impairments	$27	$—	$(21)	$6
Employee separation costs	—	461	(43)	418

Total	$27	$461	$(64)	$424

	Balance at March 31, 2004	Charge for the quarter ended June 30, 2004	Net Cash Payments & Impairments	Balance at June 30, 2004
Excess facilities and asset impairments	$6	$—	$(6)	$—
Employee separation costs	418	—	(382)	36

Total	$424	$—	$(388)	$36

Note 3. Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” we have reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share generally consist of outstanding stock options. As we had a net loss applicable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities as of June 30, 2004 and 2003 included options to purchase approximately 5,710,534 and 6,892,341, common shares, respectively.

Note 4. Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains and losses from securities available-for-sale and is presented in the accompanying statements of stockholders’ equity and comprehensive loss. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect our financial position or operations. The following table reconciles net loss as reported to total comprehensive loss for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(2,117)	$(2,704)	$(5,081)	$(3,384)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(171)	58	149	41
Unrealized gain (loss) on securities available-for-sale	—	1	—	(4)

Total comprehensive loss	$(2,288)	$(2,645)	$(4,932)	$(3,797)

Note 5. Related Party Transactions

In 1997, Primus Knowledge Solutions, K.K. (Primus KK), a distributor whose majority shareholder is also a significant shareholder of ours, became a reseller of certain of our products and a provider of support services in Japan. The distribution arrangement with Primus KK continues until terminated by mutual agreement or, if Primus KK has not completed the listing of its common stock on a recognized public stock exchange by December 31, 2004 or if certain performance goals are not met, its expiration on March 31, 2006. In July 2002, January 2003, May 2003, and again in September 2003, we amended the distribution agreement with Primus KK, and Primus KK has assumed a more significant role in product localization and support for the Japanese market. After the September 2003 amendment, the current royalty fee structure had guaranteed minimum payments from Primus KK of $125,000 per quarter through the quarter ended March 31, 2004. We are presently negotiating with Primus KK concerning the appropriate level of guaranteed minimum payments for calendar quarters after March 31, 2004. No guaranteed minimum payment has been made or recognized for the quarter ended June 30, 2004. The amended distribution agreement provides for sublicense fees based on a percentage of net fees collected by Primus KK from its customers (subject to certain minimums). The guaranteed minimum payments from Primus KK do not constitute an advance inventory purchase nor can such payments be credited or carried over from one year to another. Guaranteed minimum royalty payments, to the extent they exceed sublicense fees due, are recognized in the period earned. As a result of the changing and uncertain business climate and operating results for Primus KK, we are currently engaged in discussions and are negotiating a further amendment to its the Primus KK distribution agreement. Our agreement with Primus KK does not contain product return rights. We recognized revenue from sublicense fees and guaranteed minimum payments of $0 and $11,000 for the three months ended June 30, 2004 and 2003, respectively, and $139,000 and $300,000 for the six months ended June 30, 2004 and 2003, respectively. Revenue deferred at June 30, 2004 and December 31, 2003 was approximately $121,000 and $94,000, respectively, and accounts receivable at June 30, 2004 and December 31, 2003 were approximately $0 and $6,000, respectively.

Note 6. Business Segment Information

We operate primarily in one business segment and are principally engaged in the design, development, marketing, sale and support of Primus® Knowledge Center (encompassing functionality from Primus® eServer Primus® eSupport, Primus® iView, Primus® Quick Resolve, and Primus® Enterprise Search) and Primus® Communications Center (formerly Primus® Visibility) software products. Substantially all revenue results from the licensing of our software products and related consulting, hosting and customer support (maintenance) services. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated revenue information.

The majority of our revenue is derived from customers in the United States of America. Our international sales are principally in Europe and Japan. The following geographic information is presented for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States of America	$3,537	$2,994	$7,548	$6,650
Japan	63	120	252	540
Other	2,155	603	4,029	2,015

Total revenue	$5,755	$3,717	$11,829	$9,205

Revenue from Japan was principally derived from sales through our Japanese joint venture, Primus KK, in which we hold a 19.6% minority interest. We recognize software license revenue for sales to this distributor in accordance with our revenue recognition policy as described in Item 5.

Note 7. Liquidity

Our operations have historically been financed through issuances of common and preferred stock. For the six-month period ended June 30, 2004, we incurred a net loss of approximately $5.1 million and we utilized cash in our operating activities of approximately $4.6 million. At June 30, 2004, we have working capital (current assets minus current liabilities, excluding deferred revenue) of approximately $7.1 million. Our management believes it has sufficient resources to continue as a going concern through at least June 30, 2005. Management plans to fund our growth by generating sufficient revenue from customer contracts; if they are unable to do so, management would seek to further reduce operating costs in an attempt to provide positive cash flows from operations. There can be no assurance that we will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flows from operations. If we are not able to generate positive cash flows from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by us or on favorable terms.

Note 8. Commitments and Contingencies

We have entered into various agreements that allow for incorporation of licensed technology into our products. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and is included in cost of revenue. During the three and six months ended June 30, 2004, we incurred royalty expenses of approximately $40,000 and $65,000, respectively, under these agreements.

In January 2003, we engaged an offshore development team to accelerate our development efforts. Our minimum commitment under this agreement is to incur up to approximately $125,000 per month for development work through January 2005. During the three and six months ended June 30, 2004, we incurred software development expenses of approximately $385,000 and $770,000, respectively, related to this agreement.

We also lease office space under operating leases with various expiration dates through 2006.

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

In October 2003, we received notice that ServiceWare, Inc. had filed a complaint against Primus in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of our technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint was served on us on January 28, 2004. In February of 2004, we filed our answer, denying all substantive claims, raising multiple affirmative defenses (including that the patents are invalid and unenforceable, that Primus products don’t infringe the patents in any event and that these claims on 1998 patents are barred by equitable estoppel and latches) and including a number of counterclaims. In May 2004, ServiceWare, Inc. filed counterclaims in this lawsuit, including allegations of interference, defamation and unfair competition. This case is currently in the discovery phase. We intend to vigorously defend against the allegations asserted in this complaint and we believe the plaintiff’s claims are without merit.

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

As of June 30, 2004, other than accrued legal fees and expense incurred, no amounts have been accrued as a liability associated with the aforementioned legal proceedings as the incurrence and amount of a liability, if any, is not considered reasonably estimable or probable.

Note 9. Guarantees

In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of Financial Accounting Standards Board Interpretations (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” except for standard indemnification, warranty and hosting uptime provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45. Indemnification, warranty and hosting uptime provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally do not exceed 90 days following delivery or installation of our products. We have not incurred significant obligations under customer indemnification, warranty or hosting uptime provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Primus’ performance and financial results. There are a variety of factors that could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation: our ability to successfully implement sales of our software solutions; competition, adoption and implementation of our software solutions by our customers; changes in general economic conditions, or other unforeseen developments in the industries in which we operate (See also “Risks and Uncertainties Associated with Our Business and Future Operating Results”). Accordingly, there can be no assurance that future activities or results will be as anticipated. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Annual Report on Form 10-K, a copy of which is on file at the Securities and Exchange Commission. We undertake no obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to review and carefully consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risk and factors that may affect our business.

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

Our software suite consists primarily of Primus Knowledge Center (encompassing functionality from Primus eServer, eSupport, Primus iView, Primus Quick Resolve and Primus Enterprise Search) and Primus

Communications Center (formerly Primus Visibility). Revenue from Primus Knowledge Center related products accounted for approximately 65% and 100% of total revenue for the quarters ended June 30, 2004 and 2003, respectively, and revenue from Primus Knowledge Center and other products accounted for approximately 35% and 0% for the quarters ended June 30, 2004 and 2003, respectively. This change in revenue mix is primarily due to the acquisition of Amacis and the Visibility product platform. License fees for our software vary with each application, but our products are typically licensed on a per-processor basis, per-user basis, per number of email messages processed basis or based on the number of users authorized to access our software at any given time. Our typical license agreement provides the licensee a perpetual, nontransferable license to use our software. We deploy our solutions either in-house at the customer’s facility as installed software or in a hosted environment operated and maintained by us. Customers using our hosted offerings can take advantage of our hosting expertise, thereby reducing the demands on their own information technology resources while receiving the full benefit of secure and reliable access to our applications.

We target mid- to large-sized organizations, and our products are used by contact centers, IT helpdesks, field service organizations, human resources organizations, marketing organizations, and eService businesses. Our customers include companies from many industry verticals, such as: High-tech, Telecommunications, Outsourced Services Providers, Financial Services, Manufacturing and Government. We develop our products and market and sell our software and services primarily through a direct sales force and a minority owned Japanese entity. We have offices throughout the United States, and in the United Kingdom and France. Our principal executive offices are located at 1601 Fifth Avenue, Suite 1900, Seattle, WA 98101.

We market our software and services on a worldwide basis primarily through our direct sales organization in the United States and Europe. Primus KK, a Japanese joint venture in which we hold a minority interest, has exclusive distribution rights to distribute our Primus eServer and Primus eSupport products in Japan. Our international revenue constituted 39% and 19% of our total revenue for the quarters ended June 30, 2004 and 2003, respectively. We believe that international revenue, as a percentage of our total revenue, will continue to fluctuate in the future. We have not guaranteed any obligations of our Japanese joint venture nor do we have any commitment or intent to provide any funding.

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

To help us execute our long-term growth strategy, we have invested heavily in product development and in building our sales, marketing, finance, administrative and professional services organizations. We have incurred cumulative net losses since inception, and as of June 30, 2004, had an accumulated deficit of approximately $108 million. We anticipate that our operating expenses will continue to be substantial for the foreseeable future as we continue to invest in product development and sales and marketing.

Factors adversely affecting the demand for our products and services, such as competition, pricing or technological change, could materially and adversely affect our business, financial condition, operating results and stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products. We are subject to certain business risks that could affect future operations and financial performance. These risks include, but are not limited to, changing computing environments, rapid technological change, development of new products, limited protection of proprietary technology, claims of intellectual property infringement and competitive products and pricing (See also “Risks and Uncertainties Associated with Our Business and Future Operating Results”).

Acquisitions

Acquisition of Broad Daylight, Inc.

On August 12, 2003, we signed a definitive merger agreement and announced our intent to acquire 100% of the voting interest in Broad Daylight, Inc. (“Broad Daylight”) an e-service software developer specializing in solutions for customer and employee self-service. The merger of Broad Daylight with a subsidiary of Primus closed on September 3, 2003. Under the terms of the agreement, we purchased all of the outstanding shares of Broad Daylight in exchange for 2,131,009 shares of Primus common stock valued at approximately $2.5 million, plus cash of approximately $140,000 and direct acquisition costs of approximately $198,000. The fair value of the common stock issued for the acquisition was $1.19 per share, based on the average market price for a period before and after August 12, 2003.

The purchase price of approximately $2.9 million was allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $3.3 million has been recorded as goodwill.

Acquisition of Amacis Group Limited

On December 22, 2003, we signed a share purchase agreement to acquire 100% of the voting interest in Amacis Group Limited (“Amacis”), a leading provider of electronic commerce management solutions to global enterprises. The acquisition of Amacis further extended our breadth and depth in the eService marketplace by adding complementary email and wireless technologies to our customer service and support software solutions. The acquisition of Amacis’s shares closed on December 22, 2003. Under the terms of the agreement, we purchased all of the outstanding shares of Amacis in exchange for 1,234,692 shares of Primus common stock valued at approximately $7.4 million, and assumed all employee stock options outstanding under an existing Amacis stock option plan (100% vested), valued at approximately $1.1 million and incurred direct acquisition costs of approximately $364,000. The fair value of the common stock issued by Primus upon the acquisition was $6.00 per share, based on the average market price for a period before and after December 22, 2003.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Restructuring

During March of 2004 we recorded significant accruals in connection with our restructuring program under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These accruals include estimates pertaining to employee separation costs. Although we believe that we have made reasonable estimates of our restructuring costs in calculating these accruals, the actual costs could differ from these estimates.

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

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment. At June 30, 2004 and December 31, 2003, the allowance for doubtful accounts was $139,000 and $174,000, respectively.

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

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

The following table sets forth certain financial data, derived from our unaudited condensed consolidated statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License:
Third party	26.4%	12.2%	25.6%	27.6%
Related party–Primus KK	—	0.3	1.2	3.3

	26.4	12.5	26.8	30.9

Service:
Third party	72.5	84.6	72.2	66.5
Related party–Primus KK	1.1	2.9	1.0	2.6

	73.6	87.5	73.2	69.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License	2.3	1.5	3.1	1.7
Service	24.9	33.4	24.9	25.9
Amortization of purchased intangibles	6.5	—	5.0	—

Total cost of revenue	33.7	34.9	33.0	27.5

Gross profit	66.3	65.0	67.0	72.5

Operating expenses
Sales and marketing	40.1	68.0	44.0	55.7
Research and development	37.1	50.4	37.9	40.1
General and administrative	25.5	18.9	23.4	18.2
Restructuring charges	—	—	3.9	—

Total operating expenses	102.7	137.3	109.2	114.0

Loss from operations	(36.4)	(72.3)	(42.2)	(41.5)
Other income (expense), net	—	0.3	(0.2)	0.7

Loss before income taxes	(36.4)	(71.9)	(42.4)	(40.8)
Income tax expense	(0.4)	(0.8)	(0.6)	(0.9)

Net loss	(36.8)%	(72.7)%	(43.0)%	(41.7)%

Revenue

Total revenue was $5.8 million and $3.7 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of $2.0 million, or 55%. During the three and six months ended June 30, 2004, revenue to one international customer represented approximately 22% and 11% of total revenue, respectively. During the six months ended June 30, 2003, revenue from an enterprise sale to one international customer represented approximately 13% of total revenue. No other single customer accounted for 10% or more of total revenue in the three or six months ended June 30, 2004 or 2003. International revenue was $2.2 million and $723,000 for the three months ended June 30, 2004 and 2003, respectively, representing an increase of $1.5 million or 207%. International revenue was $4.3 million and $2.6 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of $1.7 million or 68%. Total revenue was $11.8 million and $9.2 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of $2.6 million, or 29%. During the second half of 2003, we acquired Broad Daylight, Inc. and Amacis Group Limited (the “Acquired Companies”) and our financial statements include the results of their operations since the respective dates of acquisition. We believe that 2004 increases in international revenue are primarily due to sales of Amacis Group Limited (“Amacis”) products and international revenue as an absolute dollar amount and as a percentage of our total revenue will continue to fluctuate in the future.

License Revenue. Total license revenue was $1.5 million and $466,000 for the three months ended June 30, 2004 and 2003, respectively, representing an increase of approximately $1.1 million, or 226%. Total license revenue was $3.2 million and $2.8 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of $329,000, or 12%. Included in license revenue for the three months ended June 30, 2004 is an enterprise sale of Primus Communication Center to a pre-existing Amacis customer. They elected to apply an existing prepaid support deposit balance (which was previously included in deferred revenue) against all amounts due. This customer had previously purchased the Amacis Visibility product and was not entitled to upgrades under their prepaid support agreement. As such, this transaction did not result in an increase to cash or receivables during the period. License revenue for the six months ended June 30, 2004 includes approximately $1.9 million attributed to the sale of Primus Communication Center related products to two of Amacis’ pre-existing customers. License revenue as a percentage of total revenue was 26% and 13% for the three months ended June 30, 2004 and 2003, respectively and 27% and 31% for the six months ended June 30, 2004 and 2003, respectively. Although we experienced an increase in the sales of our software in 2004 as compared to 2003, we continued to experience long and unpredictable sales cycles, making it difficult to predict when license sales may close. We believe software license revenue increased in absolute dollars primarily due to sales to certain of Amacis pre-existing customers, partially offset by certain of our customers utilizing hosted license model for our software during the second half of 2003 and the first half of 2004. The changes in license revenue as a percentage of total revenue are primarily due to the absolute dollar increases in license revenue and total revenue. The general economic and business conditions have been extremely challenging during 2003 and the first half of 2004, and we expect them to continue to affect capital-spending initiatives of our targeted new and existing customer base. Additionally, our license revenues depend on the overall demand for customer relationship management products and information technology helpdesk applications.

Service Revenue. Total service revenue was $4.2 million and $3.2 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of $987,000, or 30%, and was the result of an increase in hosting fees of approximately $1.1 million, partially offset by declines in maintenance and support contract revenue and consulting fees over the same period. Service revenue as a percentage of total revenue was 74% and 87% for the three months ended June 30, 2004 and 2003, respectively. Total service revenue was $8.7 million and $6.4 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of approximately $2.3 million, or 36%, and was primarily the result of an increase in hosting revenue of approximately $2.2 million over the same period. Service revenue as a percentage of total revenue was 73% and 69% for the six months ended June 30, 2004 and 2003, respectively. During 2004, total service revenue related to products of the Acquired Companies was approximately $1.3 million. Hosting and consulting revenue was approximately $1.5 million and $500,000 for the three months ended June 30, 2004 and 2003, respectively, and approximately $3.3 million and $830,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in consulting and hosting fees is primarily attributable to an increase in the types of our hosting offerings and the number of customers we are providing hosting services for, as well as billings for consulting services to pre-existing customers of the Acquired Companies. Hosting and consulting revenue from two Primus customers was approximately 55% and 52% of total hosting and consulting revenue for the three and six months ended June 30, 2004, respectively. Hosting services are typically provided under renewable contracts that range in length from one to twelve months. There can be no assurances that customers will renew these agreements as they expire. Maintenance and support contract revenue was approximately $2.7 million and $2.8 million for the quarters ended June 30, 2004 and 2003, respectively, and $5.4 million and $5.5 million for the six months ended June 30, 2004 and 2003, respectively. We expect the amount of and proportion of total service revenue to total revenue to fluctuate in the future, depending primarily on the dollar amounts of software license revenue, maintenance and support contract revenue, hosting and consulting fees and our customers’ use of third-party consulting and implementation services providers and the ongoing renewals of customer maintenance and support and hosting contracts.

Cost of Revenue

Total cost of revenue was $1.9 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of $640,000, or 49%. Total cost of revenue was $3.9 million and $2.5 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of $1.4 million, or 54%.

Cost of License Revenue. Cost of license revenue consists primarily of media, product packaging and shipping, documentation and other production costs, and third party software costs and royalties. Cost of license revenue was $134,000 and $57,000 for the three months ended June 30, 2004 and 2003, respectively. Cost of license revenue was $366,000 and $154,000 for the six months ended June 30, 2004 and 2003, respectively. Cost of license revenue as a percentage of license revenue was 9% and 12% for the three months ended June 30, 2004 and 2003, respectively, and 12% and 5% for the six months ended June 30, 2004 and 2003, respectively. The increase in the cost of license revenue as an absolute dollar amount and the change as a percentage of license revenue is primarily due to a charge of approximately $80,000 taken during the first quarter of 2004 related to the estimated net realizable value of certain purchased third party software held for resale as well as an increase in the cost of royalties and third party software purchased and resold during 2004 as compared to 2003. We anticipate that our cost of license revenue will vary in absolute dollars and as a percent of license revenue due to increases or decreases in the volume of software product sales, the sales mix and the costs of third party technology resold or integrated with our solutions.

Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and allocated overhead costs related to customer support, consulting, hosting, training and global services personnel, including the cost of any third-party consultants engaged by Primus. It also includes costs directly relating to the provision of hosting services, such as depreciation of capital equipment used in our hosted network, cost of support for the third party software and lease costs paid to remote co-location centers. Cost of service revenue was $1.4 million and

$1.2 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of approximately $189,000, or 15%. Cost of service revenue as a percentage of service revenue was 34% and 38%, or a gross margin of 66% and 62%, for the three months ended June 30, 2004 and 2003, respectively. Cost of service revenue was $2.9 million and $2.4 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of approximately $565,000, or 24%. Cost of service revenue as a percentage of service revenue was 34% and 37%, or a gross margin of 66% and 63%, for the six months ended June 30, 2004 and 2003, respectively. The increase in cost of service revenue for the three and six months ended June 30, 2004 is primarily due to increases in payroll and payroll related costs of approximately $105,000 and $305,000, respectively, as a result of incremental headcount increases, significantly related to the Acquired Companies, as well as costs related to services provided to customers under hosting contracts in 2004, partially offset by reductions in total overhead costs and other costs as part of our continued close monitoring of our expenses and further implementation of our cost control initiatives. The decrease in cost of service revenue as a percentage of services revenue was primarily due to certain higher margin hosting contracts, higher utilization rates for our professional services staff and reductions in allocated overhead costs. Cost of service revenue will vary depending on the mix of services that we provide between support and maintenance, hosting, training, implementation and integration services, as well as staffing levels, overhead costs and customer needs. Gross profit margins are generally higher for post contract customer support and maintenance services, which include the delivery of software enhancements and upgrades, than for training, implementation and integration services.

Amortization of Purchased Intangibles. Amortization of purchased intangibles consists entirely of amortization related to the intangibles recorded in connection with the acquisition of the Acquired Companies during 2003. Other intangible assets related to the Amacis acquisition consist of acquired technology, maintenance and hosting contracts and customer relationships, and totaled $3.1 million. These intangible assets were being amortized over their estimated useful life ranging from four to 60 months for certain maintenance and hosting contracts and seven years for acquired technology. Intangible assets recorded in connection with the acquisition of Broad Daylight consist of acquired technology and maintenance and hosting contracts and totaled $576,000 and are being amortized over their estimated useful lives ranging from 16 months to three years. During the quarter ended June 30, 2004, a customer terminated a maintenance contract with a remaining life of approximately 54 months, and the associated remaining unamortized intangible asset balance of approximately $220,000 was expensed.

Operating Expenses

Overhead costs. Allocated overhead costs generally include compensation related benefits, facilities costs (occupancy, utilities, telephone, Internet, postage and freight), depreciation and amortization related to property and equipment, general supplies and repair and maintenance costs, and bank fees and charges. Allocated overhead costs are allocated to Cost of Service Revenue (customer support, consulting, training and global services personnel), Sales and Marketing expense, Research and Development expense and General and Administrative expense based primarily upon headcount, and were approximately $1.1 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively, a decrease of approximately $294,000, or 21%, and $2.0 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively, or a decrease of $723,000 or 26%. These decreases are primarily due to reductions during the three and six month periods ended June 30, 2004 in compensation related benefits of approximately $190,000 and $400,000, respectively, and depreciation and amortization expense related to property and equipment of approximately $250,000 and $530,000, respectively, as well as smaller cost reductions in other areas as a direct result of our continued close monitoring of our expenses and further implementation of our cost control initiatives; partially offset by increases in facilities costs and overhead personnel costs (primarily related to the Acquired Companies) of approximately $140,000 and $400,000, respectively. Total allocated overhead costs are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Cost of service revenue	$484	$599	$256	$303
Sales and marketing	547	758	287	377
Research and development	741	999	387	495
General and administrative	253	392	146	195

Total allocated overhead costs	$2,025	$2,748	$1,076	$1,370

The decrease in compensation related benefits expense is the direct result of favorable claims experience during 2004 under our self-insured health benefits plan. The net decrease in depreciation and amortization expense related to property and equipment was primarily due to the aging of our property and equipment, resulting in more of those assets becoming fully depreciated. The increase in facilities costs and facility-related personnel costs during 2004 was due to an increase in the total square footage under lease and an increase in the number of facilities personnel primarily related to the Acquired Companies.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, bonuses, commissions and benefits earned by sales and marketing personnel, allocated overhead costs, direct expenditures such as travel, communication and occupancy for direct sales offices and marketing expenditures related to direct mail, online marketing, advertising, trade shows, public relations and new product launches. Sales and marketing expenses were approximately $2.3 million and $2.5 million for the three months ended June 30, 2004 and 2003, respectively, representing a decrease of approximately $220,000 or 9%. This decrease is primarily the result of decreases in sales and marketing payroll and related expenses primarily as a result of our March 2004 restructuring, travel and entertainment costs, recruiting expenses and marketing expenditures (e.g., advertising, promotions, public relations, telemarketing, tradeshows and events and collateral materials) and total overhead costs; partially offset by increases in consulting and temporary personnel expenses and telephony and connectivity-related costs and other costs as part of our continued close monitoring of our expenses and further implementation of our cost control initiatives. Sales and marketing expenses were approximately $5.2 million and $5.1 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of approximately $82,000 or 2%. This increase is primarily the result of increases in consulting and temporary personnel costs, travel and entertainment costs, recruiting expenses and training expenses (primarily related to the Acquired Companies) and telephony and connectivity related costs; partially offset by reductions in payroll and related expenses, total overhead costs and marketing expenditures (e.g. advertising, promotions, public relations, telemarketing, tradeshows and events and collateral materials) and other costs as part of our continued close monitoring of our expenses and further implementation of our cost control initiatives. Sales and marketing expenses during the six months ended June 30, 2004 included approximately $470,000 as a result of incremental payroll and associated expenses related to the absorption of employees from the Acquired Companies during the first quarter of 2004. Sales and marketing expenses as a percentage of total revenue was 40% and 68% for the three months ended June 30, 2004 and 2003, respectively, and 44% and 56% for the six months ended June 30, 2004 and 2003, respectively. This decrease as a percentage of total revenue is primarily due to the significant increase in total revenues for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. We believe that a significant sales and marketing effort is essential for us to maintain market position and further increase market acceptance of our products, and we anticipate that we will continue to invest significantly in sales and marketing for the foreseeable future.

Research and Development. Research and development expenses include development costs associated with new products, enhancements and upgrades of existing products and quality assurance activities, and consist primarily of salaries, benefits and contractors’ fees for software engineers, program and product managers, technical writers, linguistic specialists, quality assurance personnel, allocated overhead costs, as well as costs related to the use of third party development firms. Research and development expenses were approximately $2.1 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively, representing an increase of approximately $260,000 or 14%. The increase was primarily due to increase in research and development headcount and related expenses during 2004 as compared to 2003, primarily related to the Acquired Companies, increases in research and development spending of approximately $70,000 related to our engagement of an offshore development team in January of 2003 and increases in travel expenses; partially offset by reductions in total overhead costs and other costs, as a result of our continued close monitoring of our expenses and further implementation of our cost control initiatives. Research and development expenses were approximately $4.5 million and $3.7 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of approximately $797,000 or 22%. The increase was primarily due to increases in research and development spending of approximately $280,000 related to our engagement of an offshore development team in January of 2003 and increases in research and development headcount during 2004 as compared to 2003, primarily related to the Acquired Companies, and increases in travel related costs. Research and development expenses during the first quarter of 2004 included approximately $430,000 as a result of incremental payroll and associated expenses related to the absorption of employees from the Acquired Companies. These increases were partially offset by reductions in total overhead costs and other costs, as a result our continued close monitoring of our expenses and further implementation of our cost control initiatives. Research and development expenses as a percentage of total revenue was 37% and 50% for the three months ended June 30, 2004 and 2003, and 38% and 40% for the six months ended June 30, 2004 and 2003, respectively. This decrease as a percentage of total revenue is primarily due to the significant increase in total revenue in 2004, partially offset by the increase in total research and development spending from 2003 to 2004. We believe that a significant research and development investment is essential for us to maintain our market position, to continue to expand our knowledge application software and to develop additional applications. When required, we also use third-party development firms to expand the capacity and technical expertise of our internal research and development teams and in January of 2003 we engaged an offshore development team to accelerate our development efforts. Accordingly, we anticipate that we will continue to invest in product research and development for the foreseeable future, and we anticipate research and development costs as an absolute dollar amount will fluctuate, depending primarily on the volume of future revenue, customer needs, staffing levels, overhead costs and our assessment of market demand.

General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resource, legal, administrative and information services personnel, occupancy costs, bad debt expense and costs associated with being a public company, including, but not limited to, annual and other public-reporting costs, directors’ and officers’ liability insurance, investor-relations programs, professional-services fees and total overhead costs. General and administrative expenses were approximately $1.5 million and $702,000 for the three months ended June 30, 2004 and 2003, respectively, representing an increase of approximately $767,000 or 109%. This increase is primarily due to increases in legal, accounting and administrative fees (“Legal Fees”), an increase in bad debt expense of $100,000, as well as increases in the reporting and compliance costs of being a public company; partially offset by reductions in total overhead costs and other costs, primarily as a result of our continued close monitoring of our expenses and further implementation of our cost control initiatives. Legal Fees increased by approximately $725,000 during the three months ended June 30, 2004, due primarily to the favorable settlement of a legal matter during the three months ended June 30, 2003, which resulted in the reversal of an accrual in the amount of $250,000, and increases in Legal Fees related to current legal proceedings (See “Item 1 Note 8 Commitments and Contingencies - Legal Proceedings”), as well as increases in general legal and accounting professional fees. General and administrative expenses were approximately $2.8 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively, representing an increase of approximately $1,1 million or 65%. This increase is primarily due to increases legal, accounting and administrative fees Legal Fees, increases in the reporting and compliance costs of being a public company, as well as increases in bad debt expense of $50,000 and increases in corporate insurance costs related to the Acquired Companies. These increases are partially offset by reductions in total overhead costs and other costs, primarily as a result our continued close monitoring of our expenses and further implementation of our cost control initiatives. General and administrative expenses during the first quarter of 2004 included approximately $100,000 as a result of incremental payroll and associated expenses related to the absorption of employees from the Acquired Companies. Legal Fees increased by approximately $1.0 million during 2004, due primarily to the settlement of the above mentioned legal matter in the second quarter of 2003, as well as Legal Fees related to current legal proceedings and increases in general legal and accounting professional fees. General and administrative expenses as a percentage of total revenue were 26% and 19% for the three months ended June 30, 2004 and 2003, respectively, and 23% and 18% for the six months ended June 30, 2004 and 2003, respectively. The increase of general and administrative expense as a percentage of total revenue is primarily attributable to the significant increase in general and administrative expenses during 2004, partially offset by the increase in revenue during the same period. We believe that our general and administrative expenses will fluctuate in absolute dollars in future periods, depending primarily on the volume of future revenue, staffing levels, overhead costs and corporate infrastructure requirements including insurance, professional services, bad debt expense, legal expense and other administrative costs.

Restructuring Charges. There were no restructuring charges for the three months ended June 30, 2004 or June 30, 2003, or for the six months ended June 30, 2003. During March of 2004, we executed a restructuring of our workforce in an effort to realize the efficiencies and synergies from our recent acquisitions and as a result recorded restructuring charges of approximately $461,000 for severance and benefits and associated costs due to a reduction in our worldwide workforce of 20 employees, or approximately 10%. Additionally, we anticipate consolidating our Santa Clara operations into other existing locations and may record an excess facility and/or asset impairment charge during the remainder of 2004.

As we continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth, we may incur further restructuring charges, including severance, benefits and related costs due to a reduction in workforce and/or charges for assets disposed of or removed from operations as a direct result of a reduction in workforce.

Other Income (Expense), Net. Other income, net of other expense, was $2,000 and $12,000 for the three months ended June 30, 2004 and 2003, respectively and $(24,000) and $67,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease from period to period is primarily due to an increase in the losses realized on foreign currency transactions, as well as a decrease in investment yields and interest earned in 2004 related to a receivable from a customer during the first quarter of 2003. We expect to continue to yield investment income on our average balance of cash and cash equivalents at an average rate that is approximately the same as that experienced in 2003, and we do not expect to earn interest income in 2004 on the customer receivable as the balance financed was fully paid in December 2003.

Income Taxes. We have not recorded income tax benefits related to the net operating losses for the six months ended June 30, 2004 or 2003 as a result of the uncertainties regarding the realization of the net operating losses. Income tax expense recorded in both the second quarter of 2004 and the six months ended June 30, 2004 and 2003 primarily relates to our foreign operations.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $8.3 million, representing a decrease of $3.8 million from our December 31, 2003 balance of $12.1 million. As of June 30, 2004, our working capital (current assets minus current liabilities, excluding deferred revenue) was $7.1 million compared to $11.8 million at December 31, 2003.

We used net cash of approximately $4.6 million and $2.1 million in operating activities during the six-month periods ended June 30, 2004 and 2003, respectively. In 2004, adjustments to the $5.1 million net loss to reconcile to cash used in operating activities include approximately $3.5 million for the increase in accounts payable and accrued liabilities, compensation-related accruals and deferred revenue; offset by decreases in accounts receivable and prepaid expenses of approximately $2.9 million, as well as approximately $1.0 million in depreciation and amortization. Cash used in operations/cash provided by operations is dependent upon our ability to achieve positive earnings and the timing of our payments and collections and we expect that it will fluctuate from period to period.

Investing activities used cash of $187,000 during the six months ended June 30, 2004 and provided cash of $926,000 during the six months ended June 30, 2003. Investing activities for the six months ended June 30, 2004 consisted solely of purchases of property and equipment.

Financing activities provided cash of $844,000 and $22,000 for the six-month periods ended June 30, 2004 and 2003, respectively. We received proceeds from the issuance of common stock of $897,000 and made repayments of obligations under a credit facility of $53,000 during the six months ended June 30, 2004.

Our principal source of liquidity at June 30, 2004 was our cash and cash equivalents. We also have a line of credit totaling $3.0 million, which is secured by substantially all of our assets, bears interest at the bank’s prime rate plus 1% (5.25% as of June 30, 2004) and expires in March 2005. There were no borrowings outstanding as of June 30, 2004 under this line of credit. As of June 30, 2004 we were in compliance with our financial covenants in connection with the line of credit. If we are unable to maintain compliance in the future, this $3.0 million line of credit may not be available in its entirety.

In connection with the December 2003 acquisition of Amacis, we assumed Amacis’s outstanding obligation under a credit facility with a bank. The facility is payable in monthly installments of approximately $9,000, including interest at a rate of the bank’s rate plus 2% (6.5% as of June 30, 2004), due June 2008. Due to the purchase of all of Amacis’s common shares by us, the facility is payable upon demand. We anticipate repaying this obligation in its entirety during 2004. The loan is denominated in British pounds sterling. The balance at June 30, 2004 was approximately $349,000.

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

We continue to focus on maximizing the performance of our core business and controlling costs to respond to the economic environment and will continue to evaluate our underlying cost structure to improve our operating results and better position ourselves for growth. During March of 2004, we executed a restructuring of our workforce to realize the efficiencies and synergies from our recent acquisitions and as a result recorded restructuring charges of approximately $461,000, of which approximately $382,000 was paid during the quarter ended June 30, 2004, for severance and benefits and associated costs due to a reduction in our worldwide workforce of 20 employees, or approximately 10%. Additionally, we anticipate consolidating our Santa Clara operations into other existing locations and we may record an excess facility and/or asset impairment charge during the remainder of 2004.

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

We have entered into various agreements that allow for incorporation of licensed technology into our products. We incur royalty fees under these agreements that are based on a predetermined fee per license sold. Royalty costs incurred under these agreements are recognized over the periods that the related revenue is recognized and is included in cost of revenue. During the three and six months ended June 30, 2004, we incurred royalty expenses of approximately $40,000 and $65,000, respectively, under these agreements. We also lease office space under operating leases with various expiration dates through 2006. In January 2003, we engaged an offshore development team to accelerate our development efforts. Our minimum commitment under this agreement is to incur up to approximately $125,000 per month for development work through January 2005. During the six months ended June 30, 2004, we incurred development expenses of approximately $770,000 related to this agreement. We have no material long-term commitments or obligations other than those under these agreements.

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

In the future, we may be required to seek additional financing to fund our operations or growth. Since we began operations, our revenue has not been sufficient to support our operations, and we have incurred operating losses in every quarter, except for the quarters ended September 30, and December 31, 2003. As of June 30, 2004,

our accumulated deficit was approximately $108 million. Our history of losses may cause some of our potential customers to question our viability and hamper our ability to sell some of our products. Although we have restructured our operations to reduce operating expenses, we will need to increase our revenue from existing levels and/or further reduce our operating expenses to achieve and/or maintain profitability and positive cash flows from operations, and our revenue may decline, or fail to grow, in future periods. We expect an increase in operating expenses from our recent acquisitions of Broad Daylight and Amacis. Our expectations as to whether we can achieve and/or maintain profitability on a quarterly or annual basis, revenue growth on an annual basis, positive cash flows from operations, and as to our future cash balances, are subject to a number of assumptions, including assumptions regarding improvements in general economic conditions and customer purchasing and payment patterns, many of which are beyond our control. As a result, we may continue to experience losses, even if sales of our products and services grow.

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

The principal competitive factors in our industry include:

• vendor and product reputation	• product ease-of-use
• product and services prices and fees	• the quality of customer support services, documentation and training
• the availability of products on the Web and multiple operating platforms
• measurable economic return on investment	• the quality, speed and effectiveness of application development services
• ability to use customers as references
• product quality, performance and price	• the effectiveness of sales and marketing efforts
• breadth of product functionality and features	• product integration with other enterprise applications
• product scalability	• breadth of product application suite
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

We rely on sales of one product family.

Product license revenue and related service revenue from our Primus Knowledge Center (encompassing functionality from Primus eServer, eSupport, Primus iView, Primus Quick Resolve and Primus Enterprise Search) related products accounted for approximately 65% of our total revenue during the three and six month ended June 30, 2004, and we expect these products to continue to account for a substantial portion of our revenue for 2004. For our business to succeed, the market for this software will have to grow substantially and we will have to achieve broad market acceptance of our products. As a result, factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change could materially adversely affect our business, financial condition, operating results and have a corresponding effect on our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

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

Revenue from customers outside the United States was approximately $2.2 million, or 39% of our total revenue for the three months ended June 30, 2004, and approximately $4.3 million, or 36% of total revenue for the six months ended June 30, 2004. This percentage has risen as a result of our acquisition of Amacis, and may continue to fluctuate in the future. We currently customize our products for select foreign markets. In the future, we plan to develop additional localized versions of our products and localization of our products will create additional costs and would cause delays in new product introductions. In addition, our international operations will continue to be subject to a number of other risks, including:

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities related lawsuit (See “Item 1. Note 8 Commitments and Contingencies - Legal Proceedings”) and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. Volatility in our stock price could make it more difficult for us to raise capital or complete acquisitions on favorable terms.

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

If any of our products are found to violate third party intellectual property or proprietary rights, we may be liable for damages and be required to reengineer our products or seek to obtain licenses from third parties, and such efforts may not be successful. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. In addition, other companies have filed trademark applications for marks similar to the names of our products. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management’s attention and resources to defend against any claims relating to proprietary rights, which could materially and adversely affect our financial condition and operations. If a party succeeded in making such a claim we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Any such outcome could have a material adverse effect on our business, financial condition, operating results and stock price. We do not carry any insurance against intellectual property infringement claims. See “Item 1. Note 8 Commitments and Contingencies - Legal Proceedings” for a discussion of an outstanding claim of patent infringement.

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

Interest Rate Risk. We typically invest our excess cash in money market and cash funds that contain high quality corporate and municipal debt instruments. As a result, our related investment portfolio is exposed to the impact of short-term changes in interest rates. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio.

During the six months ended June 30, 2004, decreases in interest rates on the fair market value of our cash and cash equivalents caused an insignificant increase in our net loss. We believe that the impact on the fair market value of our securities and our operating results for the remainder of 2004 from a hypothetical 10% increase or decrease in interest rates would be insignificant.

Foreign Currency Exchange Risk. We develop products in the United States and the United Kingdom and sell them in North America, Europe, and, through Primus KK, Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We have three foreign subsidiaries—Primus Knowledge Solutions (UK) Limited, Amacis Group Limited (UK) and Primus Knowledge Solutions France—whose expenses are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected results. Our operating results have not been significantly affected by exchange rate fluctuations in 2003 and 2004. If, during the remainder of 2004, the U.S. dollar uniformly increases or decreases in strength by 10% relative to the currency of our foreign sales subsidiaries, our operating results for 2004 would likely not be significantly affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In October 2003, we received notice that ServiceWare, Inc. had filed a complaint against Primus in the United States District Court for the Western District of Pennsylvania, which alleges that aspects of our technology infringe one or more patents issued in 1998 alleged to be held by the plaintiff. The complaint was served on us on January 28, 2004. In February of 2004, we filed our answer, denying all substantive claims, raising multiple affirmative defenses (including that the patents are invalid and unenforceable, that Primus products don’t infringe the patents in any event and that these claims on 1998 patents are barred by equitable estoppel and latches) and including a number of counterclaims. In May 2004, ServiceWare, Inc. filed counterclaims in this lawsuit, including allegations of interference, defamation and unfair competition. This case is currently in the discovery phase. We intend to vigorously defend against the allegations asserted in this complaint and we believe the plaintiff’s claims are without merit.

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

As of June 30, 2004, other than accrued legal fees and expenses incurred, no amounts have been accrued as a liability associated with the aforementioned legal proceedings as the incurrence and the amount of a liability, if any, is not considered reasonably estimable or probable.

ITEM 2. CHANGE IN SECURITIES

(c) Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-Q, we had no issuance or sales of unregistered securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders of Primus Knowledge Solutions, Inc. (the “Annual Meeting”) was held on June 2, 2004. The matter voted on at the Annual Meeting and votes cast on such matter was the election of one director, Promod Haque, to serve until the 2007 Annual Meeting of Shareholders or until such director’s successor is elected and qualified. Votes cast for Mr. Haque totaled 20,592,439, and votes withheld totaled 230,731.

The terms of the following directors continued after the Annual Meeting:

Antonio M. Audino

Michael A. Brochu

Yasuki Matsumoto

John A. Moga

Daniel C. Regis

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

Form 8-K furnished April 7, 2004 announcing the Company’s preliminary financial results for the quarter ended March 31, 2004

Form 8-K furnished April 28, 2004 announcing the Company’s financial results for the quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMUS KNOWLEDGE SOLUTIONS, INC.

Date: August 6, 2004	By:	/s/ Ronald M. Stevens
Ronald M. Stevens
Chief Operating Officer, Chief Financial Officer,
and Treasurer

(Principal financial and chief accounting officer)